Form 10-Q
period 2013-03-31
North Texas Energy, Inc.
filed 2013-05-15
CIK 1514994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to _____________

Commission File Number:  333-178251

NORTH TEXAS ENERGY INC.
(Exact name of registrant as specified in its charter)

Nevada	27-4556048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5057 KELLER SPRINGS ROAD, SUITE 300	75001
(Address of principal executive offices)	(Zip Code)

469-718-5572
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

No Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ❒	Accelerated filer ❒
Non-accelerated filer ❒	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒ No ☐

As of May 13, 2013, the Company had outstanding 5,831,000 shares of its common stock.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

NORTH TEXAS ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2013	2012
Assets
Oil and gas properties, full cost method
Costs not being amortized related to unproved properties	$1,978,717	$1,987,657
Total assets	$1,978,717	$1,987,657

Liabilities and shareholders' equity
Current liabilities
Accrued expenses	$22,200	$28,316
Accrued lease liabilities	65,881	65,881
Total current liabilities	88,081	94,197

Asset retirement obligations	53,375	54,709
Total liabilities	141,456	148,906

Commitments and contingencies

Shareholders' equity
Common stock, $0.00001 par value,100,000,000 shares authorized, 5,831,000 shares issued and outstanding	58	58
Additional paid-in capital	1,715,484	1,697,133
Earnings accumulated during exploration stage	121,719	141,560
Total shareholders' equity	1,837,261	1,838,751
Total liabilities and shareholder's equity	$1,978,717	$1,987,657

See notes to the unaudited consolidated financial statements.

NORTH TEXAS ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31, 2013	For the three months ended March 31, 2012	For the period from January 12, 2011 (Inception) to March 31, 2013

Revenue	$-	$-	$-

Operating expenses:
General and administrative expenses	9,047	3,358	50,175
Engineering	-	102	21,102
Legal and professional fees	10,794	1,750	20,244
Total operating expenses	19,841	5,210	91,521
Net operating loss	(19,841)	(5,210)	(91,521)
Bargain purchase gain	-	-	213,240
Net income (loss)	$(19,841)	$(5,210)	$121,719

Net income (loss) per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	5,831,000	5,831,000

See notes to the unaudited consolidated financial statements.

NORTH TEXAS ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31, 2013	For the three months ended March 31, 2012	For the period from January 12, 2011 (Inception) to March 31, 2013

Cash flows from operating activities:
Net income (loss)	$(19,841)	$(5,210)	$121,719
Adjustments to reconcile net income (loss) to net cash from operating activities:
Share-based compensation	-	-	50
Accretion expense	7,606	2,326	15,779
Bargain purchase gain	-	-	(213,240)
Changes in operating assets and liabilities:
Accrued expenses	(6,116)	904	22,200
Net cash used in operating activities	(18,351)	(1,980)	(53,492)

Cash flows from financing activities:
Capital contributions	18,351	1,980	53,492
Net cash provided by financing activities	18,351	1,980	53,492

Net increase (decrease) in cash	-	-	-
Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-
Noncash investing and financing activities:
Common stock issued to acquire Remington	-	-	1,662,000
Asset retirement cost	-	-	21,513
Accrued liability to acquire leases	-	-	15,881

See notes to the unaudited consolidated financial statements.

NORTH TEXAS ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Business and Organization

North Texas Energy, Inc.(“the Company”) was incorporated in the State of Nevada on January 12, 2011. The Company intends to focus on re-entering non-producing oil fields and re-starting production with existing oil and gas wells. On February 25, 2011, the Company entered into a Purchase and Sale Agreement with Remington Oil & Gas, Inc. (“Remington”) to acquire Remington’s interest in an oil and gas lease in Upshur County, Texas along with wellhead equipment and certain lease obligations.

The Company is in the exploration stage in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 915 – Development Stage Entities. Since its inception, the Company has been engaged in acquiring interests in leases in the State of Texas and searching for short-term and long-term sources of liquidity for its producing operations.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of North Texas Energy, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement on Form S-1 Amendment No. 8 filed on March 12, 2013.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year ended December 31, 2012 have been omitted.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less.

Oil and Gas Properties

The Company uses the full cost method of accounting for exploration and development activities as defined by the SEC. Under this method of accounting, the costs for unsuccessful, as well as successful, exploration and development activities are capitalized as oil and gas properties. Capitalized costs include lease acquisition, geological and geophysical work, delay rentals, costs of drilling, completing and equipping the wells and any internal costs that are directly related to acquisition, exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Proceeds from the sale or other disposition of oil and gas properties are generally treated as a reduction in the capitalized costs of oil and gas properties, unless the impact of such a reduction would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country.

The Company categorizes its full cost pools as costs subject to amortization and costs not being amortized. The sum of net capitalized costs subject to amortization, including estimated future development and abandonment costs, are amortized using the unit-of-production method.

Oil and gas properties include costs that are excluded from capitalized costs being amortized. These amounts represent costs of investments in unproved properties. The Company excludes these costs on a country-by-country basis until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed annually to determine if impairment has occurred. The amount of any impairment is transferred to the costs subject to amortization. The Company currently only owns unproved properties. As of March 31, 2013, management believes that there is no impairment for the Company’s unproved oil and gas properties.

Ceiling Test

Under the full cost method of accounting, a ceiling test is performed each quarter for proved properties. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X. The ceiling test determines a limit, on a country-by-country basis, on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, amortization and impairment(“DD&A”) and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, calculated using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) with consideration of price change only to the extent provided by contractual arrangement, discounted at 10%, net of related tax effects. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated DD&A. The Company has no proved properties for the periods presented.

Asset Retirement Obligations

Asset retirement obligations (“ARO”) represent the future abandonment costs of tangible assets such as platforms, wells, service assets, pipelines, and other facilities. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the corresponding cost is capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, an adjustment is made to the full cost pool, with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves. The ARO assets, which are carried on the balance sheet as part of the full cost pool, will be included in our amortization base for the purposes of calculating depreciation, depletion and amortization expense. For the purposes of calculating the ceiling test, the future cash outflows associated with settling the ARO liability is included in the computation of the discounted present value of estimated future net revenues.

Income Taxes

Deferred income taxes are provided on a liability method whereby deferred tax assets and liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities as well as operating loss and tax credit carry forwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. At March 31, 2013 and December 31, 2012 the Company has recorded a 100% valuation allowance as management believes it is likely that no deferred tax assets will be realized.

At March 31, 2013, the Company had net operating loss carry forwards of approximately $360,000 that will expire between 2029 through 2033.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income(loss) attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options and warrants using the treasury stock and “if converted” method. For periods in which net losses are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect. As of March 31, 2013 and 2012,there are no potentially dilutive shares.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year and the reported amount of proved natural gas and oil reserves. Management bases its estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments that are not readily apparent from other sources. Actual results could differ from these estimates and changes in these estimates are recorded when known.

Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

Note 3 - Going Concern

As shown in the accompanying financial statements, the Company has incurred losses from operations and has not generated any revenue and has not secured continuous funding for the operation of its oil and gas producing activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition to the offering of securities for sale to the public, the Company currently is diligently searching for other short-term and long-term sources of liquidity for its producing operations.

Note 4 – Unproved Oil and Gas Properties

The Company’s unproved oil and gas properties at March 31, 2013 and December 31, 2012 are located in the State of Texas in the United States. The table below summarizes the Company’s capitalized costs related to oil and gas producing activities which were not subject to amortization:

	March 31, 2013	December 31, 2012

Unproved oil and gas properties	$1,978,717	$1,987,657
Accumulated depreciation, depletion, amortization and valuation adjustments	-	-
Net capitalized costs	$1,978,717	$1,987,657

The unproved oil and gas properties decreased by $8,940 for the three months ended March 31, 2013 as a result of a decrease in the Company’s estimate of the asset retirement obligations.

Note 5 – Accrued Lease Liabilities

The Company has an accrued lease liability to KADs Oil, Inc., the lessor of the leases in both Upshur and Milam County, Texas which the Company currently owns. As a result of the Purchase and Sale Agreement with Remington, the Company assumed the leasehold obligation of $50,000. Payments are to be made when oil and gas is recovered and delivered to market at the rate of 25% of the sale price after all operating expenses.

On May 10, 2011, the Company entered into an oil, gas and mineral lease agreement for its oil and gas properties located in Milam County, Texas. Pursuant to the lease agreement, the Company will pay the lessor $15,881 for the lease which is recorded as an accrued leasehold liability on the Company’s balance sheets at March 31, 2012 and December 31, 2012.

Note 6 – Asset Retirement Obligations

The following table provides a reconciliation of the changes in the estimated present value of asset retirement obligations.

Asset retirement obligation at December 31, 2012	$54,709
Change of estimate	(8,940)
Accretion expense	7,606
Asset retirement obligation at March 31, 2013	$53,375

Note 7 – Related Party Transactions

During the three months ended March 31, 2013 and 2012, the Company’s Chief Executive Officer, Mr. Kevin Jones, contributed $18,351 and $1,980, respectively, to the Company.

Note 8 – Subsequent Events

On May 1, 2013, the Company received $55,500 cash for the subscription of 27,750 shares of the Company’s common stock. These shares have not yet been issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

North Texas Energy, Inc. is in its exploration stage. The results of operations show how capital intensive and profitless the oil and gas production business is at start up. The progress so far has been limited by severely limited access to working capital. One of the most important economic factors in the U.S economy is the successful exploration and production of crude oil and natural gas. North Texas Energy, Inc. is committing its business and resources to the production of crude oil and natural gas that remains in geological formations in oil fields that have been previously explored and have produced significant amounts of crude oil already. Data and research produced by the Department of Energy indicates that additional significant reserves of crude oil and natural gas remain in fields that were once productive in the past. In recent years and with the price of crude oil steady at about seventy-four dollars per barrel (since 2008), new production methods have emerged as cost-effective in recovering the substantial remaining oil that has not been recovered using standard methods. North Texas Energy, Inc. entered into the business of recovering oil in previously drilled and producing fields in 2009 by acquiring oil and natural gas leases in north Texas. NTE’s predecessor operated in year 2010 for a short period of time. During that time, the Company had access to private capital from sales of common stock to shareholders. The capital from investment by private shareholders was limited and sales were terminated late in 2010. The funds invested at that time were used mainly to begin the process of refurbishing wells and preparing well head installations for re-use. The short operations history shows that without on-going sources of working capital, the initial cost of getting wells and drill bores functional to begin the process of recovering oil that remains in the geological formation will not be met and significant delays in recovering the remaining oil would occur.

Results of Operations

Three months ended March 31, 2013 and 2012

Revenues

We have had no revenues since our inception.

Expenses

The Company had a net loss of $19,841 for the three months ended March 31, 2013 compared to $5,210 for the three months ended March 31, 2012. The increase was mainly resulted from the increase of accounting and professional fees related to the Company’s amendment to its registration statement that became effective on March 29, 2013.

Liquidity

The Company’s S-1 Registration Statement became effective on March 29, 2013. The offering of the Company’s shares is being completed without an underwriter. The Company is currently working diligently to complete the sale of the shares as soon as possible. In that regard, the Company has continued to plan its implementation of its producing activities based on management’s belief that the shares will be sold. The Company however still does not have sufficient liquidity to implement its producing activities and is also continuing to explore other financially attractive relationships that may provide additional liquidity in the near future. The Company has no significant capital demands that it must meet in order to continue operations until it can fund its current offering or develop other sources of financial liquidity.

The Company has no immediate sources of debt or equity funding that is not related to the offering of its shares. The company believes it can avoid accumulating debt or using other non-traditional forms of financing to provide liquidity.

At March 31, 2013, our cash and cash equivalents balance was $0.

Net cash used in operating activities was $18,351 for the three months ended March 31, 2013, compared to $1,980 for the three months ended March 31, 2012. The increase was mainly due to increase of payments for legal and professional services.

Net cash provided by financing activities during the three months ended March 31, 2013 was $18,351compared to $1,980 for the three months ended March 31, 2012. Capital contributions from the Company’s Chief Executive Officer were $18,351 and $1,980 for the three months ended March 31, 2013 and 2012, respectively.

Without additional investment capital from shareholders or other sources, the Company has no short term source of liquidity. In order to bring wells on-line and produce crude oil and natural gas to bring to market, significant amounts of working capital will be needed to continue. Accordingly, the Company plans to systematically bring wells on-line that have the greatest initial production possibility as capital is available. The Company’s illiquid financial position could cause it to not be able to start producing oil in the near future unless working capital from the offering or some other source of short term liquidity is developed.

Management does not believe that the Company’s current capital resources will be sufficient to fund its operating activity and other capital resource demands during the next year. Our ability to continue as a going concern is contingent upon our ability to obtain capital through the sale of equity or issuance of debt, and ultimately attaining profitable operations. There is no assurance that we will be able to successfully complete any one of these activities.

The independent registered public accounting firm’s report on our consolidated financial statements as of December 31, 2012, includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure under this Item 3.

Item 4.Controls and Procedures.

Evaluation of Effectiveness of disclosure controls and procedures

The management of the Company (CEO/CFO) have undertaken to establish a system of internal controls that are designed to assure that the Company prepares financial reports or statements that are published are prepared by applying the highest standard of compliance to the rules and regulations that guide their preparation in accordance with generally accepted accounting principles in the United States. Specifically, the management has implemented and enforces controls that:

Provide that a system of record keeping is maintained and used to accurately and in sufficient detail record the transactions and assets of the Company and any disposition of the Company’s assets.

A.
Provide for the accurate and timely recording of the transactions that are necessary for the preparation of financial statements in accordance with Generally Accepted Accounting Principles in the United States. Further, in place are systems that assure that the Company makes expenditures and collects receipts in accordance with the directives and authorization of management.

B.
Provide that a system is in place to detect or disclose to management in a timely manner any misuse or un-authorized use or disposition of the Company’s assets that could have a material effect on the financial statements issued by the Company.

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were not effective as of the end of and for the period covered by this report.

Changes in internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not currently enjoined in any legal proceeding and no previous legal proceedings exist.

Item 1A.   Risk Factors

As a smaller reporting company, we are not required to provide disclosure under this Item 1A.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company made no sales of not-registered securities during the period from January 1, 2013 to March 31,2013.

Item 3.   Defaults Upon Senior Securities.

The company has no debt aside from its trade accounts payable (consolidated). Therefore no default on any senior, subordinated or other debt has occurred.

Item 4.   Mine Safety Disclosures

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Number	Exhibit Description

2.2	Purchase and Sales Agreement (Previously filed 2/23/2012)

3.1	Articles of Incorporation of North Texas Energy, Inc. (Previously filed 12/30/2011)

3.2	By-Laws of North Texas Energy, Inc. (Previously filed 12/30/2011)

31.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Texas Energy, Inc.
Date: May 15, 2013
By: /s/ Kevin Jones
Kevin Jones
Chief Executive Officer and Director