Form 10-Q
period 2013-06-30
North Texas Energy, Inc.
filed 2013-08-14
CIK 1514994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes    ☐ No      ☒

As of August 14, 2013, the Company had outstanding 5,831,000 shares of its common stock.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

NORTH TEXAS ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2013	2012
Assets
Current assets
Cash	$73,630	$-
Total current assets	73,630	-
Oil and gas properties, full cost method
Costs not being amortized related to unproved properties	1,978,717	1,987,657
Total assets	$2,052,347	$1,987,657

Liabilities and shareholders' equity
Current liabilities
Accrued expenses	$41,800	$28,316
Common stock payable	91,880	-
Accrued lease liabilities	65,881	65,881
Total current liabilities	199,561	94,197

Asset retirement obligations	53,375	54,709
Total liabilities	252,936	148,906

Commitments and contingencies

Shareholders' equity
Common stock, $0.00001 par value,100,000,000 shares authorized, 5,831,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012	58	58
Additional paid-in capital	1,715,584	1,697,133
Earnings accumulated during exploration stage	83,769	141,560
Total shareholders' equity	1,799,411	1,838,751
Total liabilities and shareholder's equity	$2,052,347	$1,987,657

See notes to the unaudited consolidated financial statements.

NORTH TEXAS ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		January 12, 2011 (Inception) Through June 30, 2013
	2013	2012	2013	2012
Revenues	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	12,644	1,304	21,691	4,662	62,819
Engineering	-	230	-	332	21,102
Legal and professional fees	25,306	-	36,100	1,750	45,550
Total operating expenses	37,950	1,534	57,791	6,744	129,471
Net operating loss	(37,950)	(1,534)	(57,791)	(6,744)	(129,471)
Bargain purchase gain	-	-	-	-	213,240
Net income (loss)	$(37,950)	$(1,534)	$(57,791)	$(6,744)	$83,769

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	5,831,000	5,831,000	5,831,000	5,831,000

See notes to unaudited consolidated financial statements.

NORTH TEXAS ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Period from January 12, 2011 (Inception) to June 30, 2013

Cash flows from operating activities:
Net income (loss)	$(57,791)	$(6,744)	$83,769
Adjustments to reconcile net income (loss) to net cash from operating activities:
Share-based compensation	-	-	50
Accretion expense	7,606	3,329	15,779
Bargain purchase gain	-	-	(213,240)
Changes in operating assets and liabilities:
Accrued expenses	13,584	1,808	41,900
Net cash used in operating activities	(36,601)	(1,607)	(71,742)

Cash flows from financing activities:
Capital contributions	18,351	1,607	53,492
Proceeds from sale of common stock	91,880	-	91,880
Net cash provided by financing activities	110,231	1,607	145,372

Net increase in cash	73,630	-	73,630
Cash at beginning of period	-	-	-
Cash at end of period	$73,630	$-	$73,630

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-
Noncash investing and financing activities:
Common stock issued to acquire Remington	-	-	1,662,000
Asset retirement cost	(8,940)	-	30,453
Accrued liability to acquire leases	-	-	15,881

See notes to the unaudited consolidated financial statements.

NORTH TEXAS ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Business and Organization

North Texas Energy, Inc. (“the Company”) was incorporated in the State of Nevada on January 12, 2011. The Company intends to focus on re-entering non-producing oil fields and re-starting production with existing oil and gas wells. On February 25, 2011, the Company entered into a Purchase and Sale Agreement with Remington Oil & Gas, Inc. (“Remington”) to acquire Remington’s interest in an oil and gas lease in Upshur County, Texas along with wellhead equipment and certain lease obligations.

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material intercompany transactions and balances have been eliminated. The Company fully owns Remington Oil and Gas, Inc.

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

Oil and gas properties include costs that are excluded from capitalized costs being amortized. These amounts represent costs of investments in unproved properties. The Company excludes these costs on a country-by-country basis until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed annually to determine if impairment has occurred. The amount of any impairment is transferred to the costs subject to amortization. The Company currently only owns unproved properties. As of June 30, 2013, management believes that there is no impairment for the Company’s unproved oil and gas properties.

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

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. At June 30, 2013 and December 31, 2012 the Company has recorded a 100% valuation allowance as management believes it is likely that no deferred tax assets will be realized.

At June 30, 2013, the Company had net operating loss carry forwards of approximately $417,000 that will expire between 2029 through 2033.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income(loss) attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options and warrants using the treasury stock and “if converted” method. For periods in which net losses are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect. As of June 30, 2013 and 2012, there are no potentially dilutive shares.

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

Note 3 - Going Concern

As shown in the accompanying financial statements, the Company has incurred losses from operations and has not generated any revenue at this time. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition to the offering of securities for sale to the public, the Company currently is diligently searching for other short-term and long-term sources of liquidity for its producing operations. During the six months ended June 30, 2013, the Company received proceeds of $91,880 from investors. These shares have not been issued and $91,880 was recorded as common stock payable on the balance sheet at June 30, 2013. The sale of the securities has provided the Company with short-term working capital to be used in the commencement of its oil and gas producing activities.

Note 4 – Unproved Oil and Gas Properties

The Company’s unproved oil and gas properties at June 30, 2013 and December 31, 2012 are located in the State of Texas in the United States. The table below summarizes the Company’s capitalized costs related to oil and gas producing activities which were not subject to amortization:

	June 30, 2013	December 31, 2012

Unproved oil and gas properties	$1,978,717	$1,987,657
Accumulated depreciation, depletion, amortization and valuation adjustments	-	-
Net capitalized costs	$1,978,717	$1,987,657

The unproved oil and gas properties decreased by $8,940 for the six months ended June 30, 2013 as a result of a decrease in the Company’s estimate of the asset retirement obligations.

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

On May 10, 2011, the Company entered into an oil, gas and mineral lease agreement for its oil and gas properties located in Milam County, Texas. Pursuant to the lease agreement, the Company will pay the lessor $15,881 for the lease which is recorded as an accrued leasehold liability on the Company’s balance sheets at June 30, 2013 and December 31, 2012.

Note 6 – Asset Retirement Obligations

The following table provides a reconciliation of the changes in the estimated present value of asset retirement obligations.

Asset retirement obligation at December 31, 2012	$54,709
Change of estimate	(8,940)
Accretion expense	7,606
Asset retirement obligation at June 30, 2013	$53,375

Note 7 – Related Party Transactions

During the six months ended June 30, 2013 and 2012, the Company’s Chief Executive Officer, Mr. Kevin Jones, contributed $18,351 and $1,607, respectively, to the Company.

Note 8 – Subsequent Events

In July 2013, the Company sold 56,950 shares of its common stock for proceeds of $113,900. These shares have not yet been issued.

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

Results of Operations – Three Months ended June 30, 2013

For the three months ending June 30, 2013 and 2012, the Company has net losses $37,950 and $1,534, respectively.

Revenues

We have had no revenues since our inception. However, crude oil production has begun in four of the eighteen wells the Company operates in its Balch Field subsequent to June 30, 2013. The Company anticipates revenue from this production in the third quarter of 2013.

Expenses

The Company had operating expenses of $37,950 for the three months ended June 30, 2013 compared to $1,534 for the three months ended June 30, 2012. The increase mainly resulted from the increase of accounting and professional fees related to the Company’s ongoing reporting and compliance requirements related to its registration statement that became effective on March 29, 2013.

Results of Operations – Six Months ended June 30, 2013

For the six months ending June 30, 2013 and 2012, the Company has net losses $57,791 and $6,744, respectively.

Revenues

We have had no revenues since our inception. However, crude oil production has begun in four of the eighteen wells the Company operates in its Balch Field subsequent to June 30, 2013. The Company anticipates revenue from this production in the third quarter of 2013.

Expenses

The Company had operating expenses of $57,791 for the six months ended June 30, 2013 compared to $6,744 for the six months ended June 30, 2012. The increase mainly resulted from the increase of accounting and professional fees related to the Company’s ongoing reporting and compliance requirements related to its registration statement that became effective on March 29, 2013.

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

At June 30, 2013, our cash and cash equivalents balance was $73,630 as a result of the sale of its common shares.

Net cash used in operating activities was $36,601 for the six months ended June 30, 2013, compared to net cash used in operating activities of $1,607 for the six months ended June 30, 2012. The change was mainly due to the professional fees paid related to the S-1 Registration Statement filing.

Net cash provided by financing activities during the six months ended June 30, 2013 was $110,231 compared to $1,607 for the six months ended June, 30 2012. The increase is mainly due to $91,880 proceeds from sale of common stock.

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

Item 4.  Controls and Procedures.

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

Changes in internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act  as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not currently enjoined in any legal proceeding and no previous legal proceedings exist.

Item 1A.   Risk Factors

As a smaller reporting company, we are not required to provide disclosure under this Item 1A.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company made no sales of not-registered securities during the period from January 1, 2013 to June 30, 2013.

Item 3.   Defaults Upon Senior Securities.

The company has no debt aside from its trade accounts payable (consolidated). Therefore no default on any senior, subordinated or other debt has occurred.

Item 4.   Mine Safety Disclosures

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Number	Exhibit Description

2.2	Purchase and Sales Agreement (Previously filed 2/23/2012)

3.1	Articles of Incorporation of North Texas Energy, Inc. (Previously filed 12/30/2011)

3.2	By-Laws of North Texas Energy, Inc. (Previously filed 12/30/2011)

31.1	Certificate of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Texas Energy, Inc.
Date: August 14, 2013
By: /s/ Kevin Jones
Kevin Jones
Chief Executive Officer (Principal Executive Officer)

North Texas Energy, Inc.
Date: August 14, 2013
By: /s/ Sanah Marah, Jr.
Sanah Marah, Jr.
Chief Financial Officer (Principal Financial Officer)