Form 10-Q
period 2013-09-30
North Texas Energy, Inc.
filed 2013-11-14
CIK 1514994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30,  2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to _____________

Commission File Number:  333-178251

NORTH TEXAS ENERGY INC.
(Exact name of registrant as specified in its charter)

Nevada	27-4556048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5057 KELLER SPRINGS ROAD, SUITE 300	75001
(Address of principal executive offices)	(Zip Code)

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

As of November 13, 2013, the Company had 6,111,840 shares of its common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

NORTH TEXAS ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2013	2012
Assets
Current Assets
Cash	$124,269	$-
Prepaid insurance expense	71,308
Total current assets	195,577	-
Oil and gas properties, full cost method
Costs not being amortized related to unproved properties	2,243,070	1,987,657
Total assets	$2,438,6477	$1,987,657

Liabilities and shareholders' equity
Current liabilities
Accrued expenses	$18,100	$28,316
Accrued lease liability	65,881	65,881
Common stock payable	580,596	-
Note payable	57,534	-
Total current liabilities	722,111	94,197

Asset retirement obligations	53,375	54,709
Total liabilities	775,486	148,906

Commitments and contingencies

Shareholders' equity
Common stock, $0.00001 par value,100,000,000 shares authorized, 5,831,000 shares issued and outstanding	58	58
Additional paid-in capital	1,715,584	1,697,133
Earnings (deficit) accumulated during exploration stage	(52,481)	141,560
Total shareholders' equity	1,663,161	1,838,751
Total liabilities and shareholders' equity	$2,438,647	$1,987,657

See notes to the unaudited consolidated financial statements.

NORTH TEXAS ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		January 12, 2011 (Inception) Through September 30,
	2013	2012	2013	2012	2013
Revenues	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	69,232	2,077	90,923	7,071	132,051
Engineering	-	-	-	-	21,102
Legal and professional fees	66,332	1,500	102,432	3,250	111,882
Total operating expenses	135,564	3,577	193,355	10,321	265,035
Net operating loss	(135,564)	(3,577)	(193,355)	(10,321)	(265,035)

Interest expense	(686)	-	(686)	-	(686)
Bargain purchase gain	-	-	-	-	213,240
Net income (loss)	$(136,250)	$(3,577)	$(194,041)	$(10,321)	$(52,481)

Basic and Diluted Loss Per Common Share	$(0.02)	$(0.00)	$(0.03)	$(0.00)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	5,831,000	5,831,000	5,831,000	5,831,000

See notes to unaudited consolidated financial statements.

NORTH TEXAS ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	For the period from January 12, 2011 (Inception) to June 30, 2013

Cash flows from operating activities:
Net loss	$(194,041)	$(10,321)	$(52,481)
Adjustments to reconcile net loss to net cash from operating activities:
Share-based compensation	-	-	50
Accretion expense	7,606	2,929	15,779
Bargain purchase gain	-	-	(213,240)
Changes in operating assets and liabilities:
Prepaid expenses	(71,308)	-	(71,308)
Accrued expenses	(9,793)	2,712	18,523
Net cash used in operating activities	(267,536)	(4,680)	(302,677)

Cash flows from investing activities
Payments for the purchase of oil and gas properties	(264,353)	-	(264,353)
Net cash used in investing activities	(264,353)	-	(264,353)

Cash flows from financing activities:
Capital contributions	18,351	4,680	53,492
Net proceeds from borrowings of note payable	57,211	-	57,211
Proceeds from sale of common stock	580,596	-	580,596
Net cash provided by financing activities	656,158	4,680	691,299

Net increase in cash	124,269	-	124,269
Cash at beginning of period	-	-	-
Cash at end of period	$124,269	$-	$124,269

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-
Noncash investing and financing activities:
Common stock issued to acquire Remington	-	-	1,662,000
Asset retirement cost	8,940	-	30,453
Accrued liability to acquire leases	-	-	15,881

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

Oil and gas properties include costs that are excluded from capitalized costs being amortized. These amounts represent costs of investments in unproved properties. The Company excludes these costs on a country-by-country basis until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed annually to determine if impairment has occurred. The amount of any impairment is transferred to the costs subject to amortization. The Company currently only owns unproved properties. As of September 30, 2013, management believes that there is no impairment for the Company’s unproved oil and gas properties.

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

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. At September 30, 2013 and December 31, 2012 the Company has recorded a 100% valuation allowance as management believes it is likely that no deferred tax assets will be realized.

At September 30, 2013, the Company had net operating loss carry forwards of approximately $260,000 that will expire between 2029 through 2033.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options and warrants using the treasury stock and “if converted” method. For periods in which net losses are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect. As of September 30, 2013 and 2012, there are no potentially dilutive shares.

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

Note 3 - Going Concern

As shown in the accompanying financial statements, the Company has incurred losses from operations and has not generated any revenue at this time. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition to the offering of securities for sale to the public, the Company currently is diligently searching for other short-term and long-term sources of liquidity for its producing operations. During the nine months ended September 30, 2013, the Company received proceeds of $580,596 from investors. These shares have not been issued as of September 30, 2013 and $580,596 was recorded as common stock payable on the balance sheet at September 30, 2013. The sale of the securities has provided the Company with short-term working capital to be used in the commencement of its oil and gas producing activities.

Note 4 – Unproved Oil and Gas Properties

The Company’s unproved oil and gas properties at September 30, 2013 and December 31, 2012 are located in the State of Texas in the United States. The table below summarizes the Company’s capitalized costs related to oil and gas producing activities which were not subject to amortization:

	September 30, 2013	December 31, 2012

Unproved oil and gas properties	$2,243,070	$1,987,657
Accumulated depreciation, depletion, amortization and valuation adjustments	-	-
Net capitalized costs	$2,243,070	$1,987,657

The unproved oil and gas properties increased by $255,413 for the nine months ended September 30, 2013 as a result of the Company's investment in the development of its oil and gas infrastructure and wells of $264,353, offset by a $8,940 decrease of the Company’s estimate of the asset retirement obligations.

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

On May 10, 2011, the Company entered into an oil, gas and mineral lease agreement for its oil and gas properties located in Milam County, Texas. Pursuant to the lease agreement, the Company will pay the lessor $15,881 for the lease which is recorded as an accrued leasehold liability on the Company’s balance sheets at September 30, 2013 and December 31, 2012.

Note 6 – Asset Retirement Obligations

The following table provides a reconciliation of the changes in the estimated present value of asset retirement obligations.

Asset retirement obligation at December 31, 2012	$54,709
Change of estimate	(8,940)
Accretion expense	7,606
Asset retirement obligation at September 30, 2013	$53,375

Note 7 – Note Payable

On July 29, 2013, the Company entered into a premium finance agreement to pay a $85,571 premium for its commercial general liability insurance policy. Pursuant to the agreement, the Company paid a down payment of $21,392 in August 2013 and has to pay $7,330 in monthly installment for nine months. As of September 30, 2013, the outstanding balance related to the premium finance agreement was $57,534.

Note 8 – Related Party Transactions

During the nine months ended September 30, 2013 and 2012, the Company’s Chief Executive Officer, Mr. Kevin Jones, contributed $18,351 and $4,680, respectively, to the Company.

Note 9 – Subsequent event

Subsequent to September 30, 2013, the Company has issued 273,340 common shares for $546,680 proceeds previously received and 7,500 common shares for $15,000 proceeds received after September 30, 2013.

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

Results of Operations

For the three months ended September 30, 2013 and 2012, the Company had net losses of $136,250 and $3,577, respectively. For the nine months ended September 30, 2013 and 2012, the Company had net losses of $194,041 and $10,321, respectively.

Revenues

We have had no revenues since our inception. However, crude oil production has begun in four of the eighteen wells the company operates in its Balch Field. The Company anticipates revenue from this production in the fourth quarter of 2013.

Expenses

The Company had operating expenses of $135,564 for the three months ended September 30, 2013 compared to $3,577 for the three months ended September 30, 2012. The increase was mainly resulted from the increase of accounting and professional fees related to the Company’s ongoing reporting and compliance requirements related to its registration statement that became effective on March 29, 2013. Additionally, the Company incurred insurance expense, payroll expenses and travel expenses as a result of its operation during the three months ended September 30, 2013 while there were no such expenses during the comparable period of prior year.

The Company had operating expenses of $193,355 for the nine months ended September 30, 2013 compared to $10,321 for the nine months ended September 30, 2012. The increase was mainly resulted from the increase of accounting and professional fees related to the Company’s ongoing reporting and compliance requirements related to its registration statement that became effective on March 29, 2013. Additionally, the Company incurred insurance expense, payroll expenses and travel expenses as a result of its operation during the nine months ended September 30, 2013 while there were no such expenses during the comparable period of prior year.

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

At September 30, 2013, our cash and cash equivalents balance was $124,269.

Net cash used in operating activities was $267,536 for the nine months ended September 30, 2013, compared to $4,680 for the nine months ended September 30, 2012. The increase was mainly due to increase of payments for legal and professional services and insurance policy.

Net cash used in investing activities was $264,353 for the nine months ended September 30, 2013, compared to $0 for the nine months ended September 30, 2012. The Company had expenditures related to the operation permit and the investment in the infrastructure of its oil and gas properties during 2013.

Net cash provided by financing activities during the nine months ended September 30, 2013 was $656,158 compared to $4,680 for the nine months ended September, 30 2012. During the nine months ended September 30, 2013, the Company received $580,596 proceeds from sale of common stock and $57,211 from borrowing of debt.

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

Changes in internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not currently enjoined in any legal proceeding and no previous legal proceedings exist.

Item 1A.   Risk Factors

As a smaller reporting company, we are not required to provide disclosure under this Item 1A.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company made no sales of not-registered securities during the period from January 1, 2013 to September 30, 2013.

Item 3.   Defaults Upon Senior Securities.

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

North Texas Energy, Inc.
Date: November 14, 2013
By: /s/ Kevin Jones
Kevin Jones
Chief Executive Officer (Principal Executive Officer)

North Texas Energy, Inc.
Date: November 14, 2013	By: /s/ Sanah Marah, Jr.
Sanah Marah, Jr.
Chief Financial Officer (Principal Financial Officer)