Form 10-Q
period 2014-03-31
North Texas Energy, Inc.
filed 2014-06-02
CIK 1514994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 28, 2014, the Company had 6,259,015 shares of its common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

NORTH TEXAS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2014	2013
Assets
Current assets
Cash	$35,277	$50,924
Inventory	-	1,013
Total current assets	35,277	51,937
Oil and gas properties, full cost method
Costs subject to amortization	1,214,968	1,147,903
Accumulated depletion, depreciation, amortization and impairment	(1,003)	(313)
Total	1,213,965	1,147,590

Total assets	$1,249,242	$1,199,527

Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities	$38,886	$123,050
Common stock payable	40,000	-
Accrued lease liabilities	65,881	65,881
Current liabilities	144,767	188,931

Asset retirement obligations	46,809	25,844

Total liabilities	191,576	214,775

Commitments and contingencies

Shareholders' equity
Common stock, $0.00001 par value, 100,000,000 shares authorized, 6,231,265 and 6,179,265 shares issued, respectively	62	62
Additional paid-in capital	2,514,509	2,410,510
Accumulated deficit	(1,456,905)	(1,425,820)
Total shareholders' equity	1,057,666	984,752

Total liabilities and shareholders' equity	$1,249,242	$1,199,527

See notes to the unaudited consolidated financial statements.

NORTH TEXAS ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2014	2013

Revenues	$18,225	$-

Operating expenses:
Lease operating expenses	12,298	-
Depletion and accretion	1,671	7,606
Legal and professional fees	490	10,794
General and administrative expenses	34,851	1,441
Total operating expenses	49,310	19,841

Net operating loss	(31,085)	(19,841)

Net loss	$(31,085)	$(19,841)

Basic and diluted loss per common share	$(0.01)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	6,203,134	5,831,000

See notes to unaudited consolidated financial statements.

NORTH TEXAS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2014	2013

Cash Flows From Operating Activities:
Net loss	$(31,085)	$(19,841)
Adjustments to reconcile net loss to net cash from operating activities:
Depletion, accretion and impairment expense	1,671	7,606
Changes in operating assets and liabilities:
Inventory	1,013	-
Accounts payable and accrued liabilities	(84,165)	(6,116)
Net Cash Used in Operating Activities	(112,566)	(18,351)

Cash Flows From Investing Activities:
Payments for proved oil and gas properties	(47,081)	-
Net Cash Used in Investing Activities	(47,081)	-

Cash Flows From Financing Activities:
Capital contributions	-	18,351
Proceeds from sale of common stock	144,000	-
Net Cash Provided by Financing Activities	144,000	18,351

Net change in cash	(15,647)	-
Cash at beginning of period	50,924	-
Cash at end of period	$35,277	$-

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Noncash investing activities:
Asset retirement cost	$19,984	$-

See notes to the unaudited consolidated financial statements.

NORTH TEXAS ENERGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Business and Organization

North Texas Energy, Inc. (the “Company”) was incorporated in the State of Nevada on January 12, 2011. The Company intends to focus on re-entering non-producing oil fields and re-starting production with existing oil and gas wells. On February 25, 2011, the Company entered into a Purchase and Sale Agreement with Remington Oil & Gas, Inc. (“Remington”) to acquire Remington’s interest in an oil and gas lease in Upshur County, Texas along with wellhead equipment and certain lease obligations.

Since its inception, the Company has been engaged in acquiring interests in leases in the State of Texas and searching for short-term and long-term sources of liquidity for its producing operations.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of North Texas Energy, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year ended December 31, 2013 have been omitted.

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

Oil and gas properties include costs that are excluded from capitalized costs being amortized. These amounts represent costs of investments in unproved properties. The Company excludes these costs on a country-by-country basis until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed annually to determine if impairment has occurred. The amount of any impairment is transferred to the costs subject to amortization. The Company currently only owns no unproved properties. As of March 31, 2014, management believes that there is no impairment for the Company’s oil and gas properties.

Ceiling Test and Impairment

Under the full cost method of accounting, a ceiling test is performed each quarter for proved properties. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X. The ceiling test determines a limit, on a country-by-country basis, on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, amortization and impairment(“DD&A”) and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, calculated using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) with consideration of price change only to the extent provided by contractual arrangement, discounted at 10%, net of related tax effects. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated DD&A. Management believes that no additional impairment of its proved oil and gas properties is warranted under the full cost ceiling test for the three months ended March 31, 2014.

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

In that regard, the company has recorded an Asset Retirement Obligation totaling $25,844 at December 31, 2013.The liability has been reconciled and adjusted at March 31, 2014 for any changes in the estimate of the liability and for the disposal of previously held oil and gas leases net of accretion expense. For the quarter ended March 31, 2014 the company added two additional oil and gas leases referred to in the Independent Petroleum Engineer's Report at March 31, 2013 as the "Hicks and Cromwell" leases. Related to those leases the company increased its obligation for the future abandonment costs by an additional $19,984 to a total of $46,809. The added leases contain a total five wells of which two are on the "Hicks" lease and three are on the "Cromwell" lease. All of the wells on both the "Hicks" and "Cromwell" leases will be in operation in the second quarter of 2014. The Company paid $6,133 and $8,720, respectively, as cash consideration in acquisition of the leases.

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

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. At March 31, 2014 and December 31, 2013, the Company has recorded a 100% valuation allowance as management believes it is likely that no deferred tax assets will be realized.

At March 31, 2014, the Company had net operating loss carry forwards of approximately $430,000 that will expire between 2029 and 2034.

Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options and warrants using the treasury stock and “if converted” method. For periods in which net losses are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect. As of March 31, 2014 and 2013, there are no potentially dilutive shares.

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

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

Note 3 - Going Concern

As shown in the accompanying financial statements, the Company has incurred losses from operations and has not generated any revenue at this time. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition to the offering of securities for sale to the public, the Company currently is diligently searching for other short-term and long-term sources of liquidity for its producing operations. During the three months ended March 31, 2014, the Company received proceeds of $144,000 from investors. A portion of these shares have not been issued as of March 31, 2014. As a result, $40,000 was recorded as common stock payable on the balance sheet at March 31, 2014. The sale of the securities has provided the Company with short-term working capital to be used in the commencement of its oil and gas producing activities.

Note 4 – Oil and Gas Properties, Full Cost Method

The Company’s oil and gas properties at March 31, 2014 and December 31, 2013 were located in the State of Texas in the United States.

On December 18, 2013, the Company's oil and gas leases on its Upshur County Texas properties expired. The Company recorded an impairment expense of $1,238,887 related to the expired leases.

During 2013, the Company transferred $1,147,903 of oil and gas properties to costs subject to amortization from unproved properties.

For the quarter ended March 31, 2014, the Company invested an additional $47,081 in the development of its oil and gas infrastructure and wells. In January 2014, the Company acquired two additional leases adjacent to its leases in Upshur County Texas.

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

On May 10, 2011, the Company entered into an oil, gas and mineral lease agreement for its oil and gas properties located in Milam County, Texas. Pursuant to the lease agreement, the Company will pay the lessor $15,881 for the lease which is recorded as an accrued leasehold liability on the Company’s balance sheets at March 31, 2014 and December 31, 2013.

Note 6 – Asset Retirement Obligations

The following table provides a reconciliation of the changes in the estimated present value of the asset retirement obligations.

Asset retirement obligation at December 31, 2013	$25,844
Change of estimate	19,984
Accretion expense	981
Asset retirement obligation at March 31, 2014	$46,809

Note 7 – Subsequent Events

Subsequent to March 31, 2014, the Company has issued 27,750 common shares for $55,500 in proceeds.

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

Results of Operations

For the three months ended March 31, 2014 and 2013, the Company had net losses of $31,085 and $5,210, respectively.

Revenues

The Company began delivering crude oil to market from its producing wells in the first quarter of 2014. The total net production value of the oil was $18,225, which consisted of total production less severance taxes of approximately 4.9% and royalty payable of $2,632. The sale consisted of 122 barrels at a price of $91.23 per barrel on January 9, 2014 and 127 barrels at $97 per barrel on February 23, 2014.

Operating Expenses

The Company had lease operating expenses of $12,298 and general operating expenses of $37,012 for the three months ended March 31, 2014 compared to $0 and $19,841, respectively, for the three months ended March 31, 2013. The Company now has 14 operational wells on its combined leased properties and as a result, lease operating expenses, general, legal and administrative expenses have begun to increase.

Liquidity

The Company’s S-1 Registration Statement became effective on March 29, 2013. The offering of the Company’s shares is being completed without an underwriter. The Company is currently working to complete the sale of the shares as soon as possible. In that regard, the Company has continued to plan its implementation of its producing activities based on management’s belief that the shares will be sold. The Company however still does not have sufficient liquidity to implement its producing activities and is also continuing to explore other financially attractive relationships that may provide additional liquidity in the near future. The Company has no significant capital demands that it must meet in order to continue operations until it can fund its current offering or develop other sources of financial liquidity.

The Company has no immediate sources of debt or equity funding that is not related to the offering of its shares. The Company believes it can avoid accumulating debt or using other non-traditional forms of financing to provide liquidity.

At March 31, 2014, our cash and cash equivalents balance was $ 35,277.

Net cash used in operating activities was $112,566 for the three months ended March 31, 2014, compared to $18,351 for the three months ended March 31, 2013. The increase was mainly due to an increase of payments for lease operating expenses.

Net cash used in investing activities was $47,081 for the three months ended March 31, 2014, compared to $0 for the three months ended March 31, 2013. The increase was mainly due to an increase in cash paid for proved oil and gas properties.

Net cash provided by financing activities during the three months ended March 31, 2014 was $144,000 compared to $18,351 for the three months ended March 31, 2013. During the three months ended March 31, 2014, the Company received $104,000 proceeds from sale of common stock and $40,000 from stock subscriptions that have not yet been issued.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e)) under the Exchange Act.   Based on that evaluation, the certifying officers have concluded that, as of March 31, 2014, the disclosure controls and procedures in place were not effective as of the end of and for the period covered by this report.

Changes in internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not currently enjoined in any legal proceeding and no previous legal proceedings exist.

Item 1A.   Risk Factors

As a smaller reporting company, we are not required to provide disclosure under this Item 1A.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company made no sales of not-registered securities during the period from January 1, 2013 to March 31, 2014.

Item 3.   Defaults Upon Senior Securities.

No default on any senior, subordinated or other debt has occurred.

Item 4.   Mine Safety Disclosures

Not applicable.

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

North Texas Energy, Inc.
Date: May 30, 2014
By: /s/ Kevin Jones
Kevin Jones
Chief Executive Officer (Principal Executive Officer)

North Texas Energy, Inc.

Date: May 30, 2014	By: /s/ Sanah Marah, Jr.
Sanah Marah, Jr.
Chief Financial Officer (Principal Financial Officer)