Form 10-Q
period 2014-06-30
North Texas Energy, Inc.
filed 2014-09-12
CIK 1514994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes    ❒ No     ☒

As of September 5, 2014, the Company had outstanding 6,293,015 shares of its common stock.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

NORTH TEXAS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2014	2013
Assets
Current assets
Cash	$52,249	$50,924
Accounts receivable	3,065	-
Inventory	-	1,013
Total current assets	55,314	51,937
Oil and gas properties, full cost method
Costs subject to amortization	1,350,770	1,147,903
Accumulated depletion, depreciation, amortization and impairment	(1,689)	(313)
Total oil and gas properties, full cost method	1,349,081	1,147,590
Total assets	$1,404,395	$1,999,527

Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities	$106,976	$123,050
Common stock payable	204,000	-
Accrued lease liabilities	65,881	65,881
Total current liabilities	376,857	188,931

Asset retirement obligations	47,718	25,844
Total liabilities	424,575	214,775

Commitments and contingencies

Shareholders' equity
Common stock, $0.00001 par value,100,000,000 shares authorized, 6,231,265 and 6,179,265 shares issued and outstanding, respectively	62	62
Additional paid-in capital	2,514,510	2,410,510
Accumulated deficit	(1,534,752)	(1,425,820)
Total shareholders' equity	979,820	984,752
Total liabilities and shareholder's equity	$1,404,395	$1,199,527

See notes to the unaudited consolidated financial statements.

NORTH TEXAS ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$20,410	$-	$38,635	$-

Operating expenses:
Lease operating expenses	17,090	-	29,387	-
Depletion and accretion	1,595	-	3,266	7,606
General and administrative expenses	50,441	12,644	85,294	14,085
Legal and professional fees	29,130	25,306	29,620	36,100
Total operating expenses	98,256	37,950	147,567	57,791
Net operating loss	(77,846)	(37,950)	(108,932)	(57,791)
Net loss	$(77,846)	$(37,950)	$(108,932)	$(57,791)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	6,231,265	5,831,000	6,218,624	5,831,000

See notes to unaudited consolidated financial statements.

NORTH TEXAS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

Cash flows from operating activities:
Net loss	$(108,932)	$(57,791)
Adjustments to reconcile net loss to net cash from operating activities:
Depletion, and accretion expense	3,266	7,606
Changes in operating assets and liabilities:
Accounts receivable	(3,065)	-
Inventory	1,013	-
Accounts payable and accrued liabilities	(16,074)	13,584
Net cash used in operating activities	(123,792)	(36,601)

Cash flows from investing activities:
Payments for proved oil and gas properties	(182,883)	-
Net cash used in investing activities	(182,883)	-

Cash flows from financing activities:
Capital contributions	-	18,351
Proceeds from sale of common stock	308,000	91,880
Net cash provided by financing activities	308,000	110,231

Net increase in cash	1,325	73,630
Cash at beginning of period	50,924	-
Cash at end of period	$52,249	$73,630

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Noncash investing and financing activities:
Asset retirement cost	$(19,984)	$(8,940)

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

Note 2 – Summary of Significant Accounting Policies

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

Oil and gas properties include costs that are excluded from capitalized costs being amortized. These amounts represent costs of investments in unproved properties. The Company excludes these costs on a country-by-country basis until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed annually to determine if impairment has occurred. The amount of any impairment is transferred to the costs subject to amortization. The Company currently only owns unproved properties. As of June 30, 2014, management believes that there is no impairment for the Company’s unproved oil and gas properties.

Ceiling Test and Impairment

Under the full cost method of accounting, a ceiling test is performed each quarter for proved properties. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X. The ceiling test determines a limit, on a country-by-country basis, on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, amortization and impairment(“DD&A”) and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, calculated using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) with consideration of price change only to the extent provided by contractual arrangement, discounted at 10%, net of related tax effects. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated DD&A. Management believes that no additional impairment of its proved oil and gas properties is warranted under the full cost ceiling test for the three months ended June 30, 2014.

Asset Retirement Obligations

Asset retirement obligations (“ARO”) represent the future abandonment costs of tangible assets such as platforms, wells, service assets, pipelines, and other facilities. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the corresponding cost is capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, an adjustment is made to the full cost pool, with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves. The ARO assets, which are carried on the balance sheet as part of the full cost pool, will be included in our amortization base for the purposes of calculating depreciation, depletion and amortization expense. For the purposes of calculating the ceiling test, the future cash outflows associated with settling the ARO liability is included in the computation of the discounted present value of estimated future net revenues. The liability is adjusted for any changes in the estimate of the liability and for the disposal of previously held oil and gas leases net of accretion expense.

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

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. At June 30, 2014 and December 31, 2013 the Company has recorded a 100% valuation allowance as management believes it is likely that no deferred tax assets will be realized.

At June 30, 2014, the Company had net operating loss carry forwards of approximately $503,000 that will expire between 2029 through 2034.

Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options and warrants using the treasury stock and “if converted” method. For periods in which net losses are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect. As of June 30, 2014 and 2013, there are no potentially dilutive shares.

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

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and has adopted ASU 2014-10.

Note 3 – Going Concern

As shown in the accompanying financial statements, the Company has incurred losses from operations and has generated limited revenue at this time. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition to the offering of securities for sale to the public, the Company currently is diligently searching for other short-term and long-term sources of liquidity for its producing operations. During the six months ended June 30, 2014, the Company received proceeds of $308,000 from investors. A portion of these shares have not been issued as of June 30, 2014. As a result, $204,000 was recorded as common stock payable on the balance sheet at June 30, 2014. The sale of the securities has provided the Company with short-term working capital to be used in the commencement of its oil and gas producing activities.

Note 4 – Oil and Gas Properties, Full Cost Method

The Company’s oil and gas properties at June 30, 2014 and December 31, 2013 were located in the State of Texas in the United States.

On December 18, 2013, the Company's oil and gas leases on its Upshur County Texas properties expired. The Company recorded an impairment expense of $1,238,887 related to the expired leases.

During 2013, the Company transferred $1,147,903 of oil and gas properties to costs subject to amortization from unproved properties.

In January 2014, the Company had acquired two additional leases adjacent to its leases in Upshur County Texas. For the six months ended June 30, 2014, the Company invested an additional $182,883 in the development of its oil and gas infrastructure and wells.

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

On May 10, 2011, the Company entered into an oil, gas and mineral lease agreement for its oil and gas properties located in Milam County, Texas. Pursuant to the lease agreement, the Company will pay the lessor $15,881 for the lease which is recorded as an accrued leasehold liability on the Company’s balance sheets at June 30, 2014 and December 31, 2013.

Note 6 – Asset Retirement Obligations

The following table provides a reconciliation of the changes in the estimated present value of the asset retirement obligations.

Asset retirement obligation at December 31, 2013	$25,844
Change of estimate	19,984
Accretion expense	1,890
Asset retirement obligation at June 30, 2014	$47,718

For the six months ended June 30, 2014, the Company added two additional oil and gas leases known as the “Hicks” and “Cromwell” leases. The added leases contain a total five wells of which two are on the Hicks lease and three are on the Cromwell lease. The wells on the Hicks and Cromwell leases were in operation during the second quarter of 2014. The Company paid $6,133 and $8,720, respectively, as cash consideration for the acquisition of the leases.

Note 7 – Subsequent Events

Subsequent to June 30, 2014, the Company issued 61,750 shares of its stock for $123,500 cash received previously.

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

Results of Operations

Three Months ended June 30, 2014 Compared to Three Months ended June 30, 2013

For the three months ended June 30, 2014 and 2013, the Company had net losses of $77,846 and $37,950, respectively.

Revenues

The Company began delivering crude oil to market from its producing wells in the first quarter of 2014. The total net production value of the oil produced during the three months ended June 30, 2014 was $20,410, which consisted of total production less amount owed to other interest owner.

Operating Expenses

The Company had lease operating expenses of $17,090 and general operating expenses of $81,166 for the three months ended June 30, 2014 compared to $0 and $37,950, respectively, for the three months ended June 30, 2013. The Company now has 18 operational wells on its combined leased properties and as a result, lease operating expenses have begun to increase. The Company also incurred more travel expense related to the trips the Company’s management made to manage the wells and sell the Company’s shares.

Six Months ended June 30, 2014 Compared to Six Months ended June 30, 2013

For the six months ended June 30, 2014 and 2013, the Company had net losses of $108,932 and $57,791, respectively.

Revenues

The Company began delivering crude oil to market from its producing wells in the first quarter of 2014. The total net production value of the oil was $38,635, which consisted of total production less amount owed to other interest owner.

Operating Expenses

The Company had lease operating expenses of $29,837 and general operating expenses of $118,180 for the six months ended June 30, 2014 compared to $0 and $57,791, respectively, for the six months ended June 30, 2013. The Company now has 18 operational wells on its combined leased properties and as a result, lease operating expenses have begun to increase. The Company also incurred more travel expense related to the trips the Company’s management made to manage the wells and sell the Company’s shares.

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

At June 30, 2014, our cash balance was $52,249.

Net cash used in operating activities was $123,792 for the six months ended June 30, 2014, compared to $36,601 for the six months ended June 30, 2013. The increase was mainly due to an increase of payments for lease operating expenses and administrative costs.

Net cash used in investing activities was $182,883 for the six months ended June 30, 2014, compared to $0 for the six months ended June 30, 2013. The increase was mainly due to an increase in cash paid for proved oil and gas properties.

Net cash provided by financing activities during the six months ended June 30, 2014 was $308,000 compared to $110,231 for the six months ended June 30, 2013. During the six months ended June 30, 2014, the Company received $104,000 proceeds from sale of common stock and $204,000 from stock subscriptions for which shares were not issued as of June 30, 2014.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, the certifying officers have concluded that, as of June 30, 2014, the disclosure controls and procedures in place were not effective as of the end of and for the period covered by this report due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended December 31, 2013.

Changes in internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not currently enjoined in any legal proceeding and no previous legal proceedings exist.

Item 1A.   Risk Factors

As a smaller reporting company, we are not required to provide disclosure under this Item 1A.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company made no sales of not-registered securities during the period from January 1, 2013 to June 30, 2014.

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

North Texas Energy, Inc.
Date: September 12, 2014
By: /s/ Kevin Jones
Kevin Jones
Chief Executive Officer (Principal Executive Officer)

North Texas Energy, Inc.

Date: September 12, 2014	By: /s/ Sanah Marah, Jr.
Sanah Marah, Jr.
Chief Financial Officer (Principal Financial Officer)