Form 10-K/A
period 2013-12-31
North Texas Energy, Inc.
filed 2015-01-15
CIK 1514994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 1

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

In its newly issued Petroleum Engineer's Report dated December 31, 2013 (see Exhibit 99.1)  the Company is reporting; Proved Developed and Producing reserves of approximately 365,319 stock tank barrels, Proved Un-Developed Non-Producing reserves of approximately 430,680 stock tank barrels; Total Proved Reserves of approximately 795,999.

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

The reserve estimates set forth below were prepared by a third party registered professional engineer (see Exhibit 99.1) , utilizing reserve definitions and pricing requirements prescribed by the SEC. The engineer had no interest in the Company and was objective in determining the results of the Company’s reserves.

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