Form 10-K
period 2014-12-31
North Texas Energy, Inc.
filed 2015-04-17
CIK 1514994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   [ ] Yes   [X] No

As of April 14, 2015, 6,519,815 shares of common stock, $0.00001 par value per share, were outstanding.

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

The Company's S-1 Registration Statement became effective on March 29, 2013.  Beginning in June 2013 and through December 31, 2013, the Company issued 346,765 shares registered in the stock offering. The shares were sold at the offering price of $2.00 per share yielding to the Company an equity capital infusion of $693,530.  The Company also issued 1,500 shares of restricted stock for cash at $1.00 per share to a private party. The total stock sales combined netted the Company $695,030 in capital infusion prior to December 31, 2013. The Company continues to issue shares of its common stock in accordance with the registration statement and will continue until all of the 2,000,000 shares are sold. During 2014, the Company sold an additional 307,800 shares of common stock at $2.00 per share for cash proceeds of $615,600.

NTE is an Enhanced Oil Recovery (“EOR”) company. EOR is a term used to describe a variety of methods by which oil reserves are recovered from existing oil fields that were not completely exhausted using standard methods. We are not an “exploration company” in the sense that our business and our methods do not involve an attempt to explore for new oil reserves but rather to exploit existing known oil fields using other than “standard” recovery methods. In simplified terms, the “standard” methods of producing oil and natural gas from its location in natural reservoirs in the earth is to drill a relief (well) into the reservoir and allow the reservoir's crude oil to surface because of the natural pressure that exists in the reservoir structure underground. Once a well is finished and well casing is in place, the oil and natural gas will surface under its own pressure or with a small amount of suction introduced into the well. As the oil surfaces so does the natural gas. The gas and oil are separated and stored or delivered directly to market.

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

NTE initially uses an EOR method called “microbial injection” to induce pressure in its oil field reservoirs and allow for the remaining oil reserves to be recovered. Microbial injection is the process by which nutrients or compounds are injected into an oil field to allow for the natural enhancement of the movement and release of the oil out of the reserve. According to the U.S. Department of Energy Fossil Energy report on Oil and Natural Technologies “Enhanced Oil Recovery” Conventional primary and secondary recovery operations often leave two-thirds of the oil in the reservoir at the time of abandonment. Enhanced oil recovery methods have the potential for recovering much of the remaining oil. - U.S. DOE.  The concept is to use natural environmental reactions to improve the recovery of oil trapped in porous media in the reservoir or without sufficient pressure to allow the oil and gas to be expressed normally from the reservoir to above ground. In each different oil field, the method by which EOR can be successful is dependent on the oil field and reservoir structure. The uniqueness of each field may involve unique EOR methods which can be any combination of methods involving the use of expertise in the disciplines of geology, chemistry, and microbiology as well as fluid mechanics and a variety of engineering applications.

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
Properties

The Company has leased property in Milam County Texas. The lease consists of 11 existing producing wells and started to produce crude oil since December 2013.  The lease also consists of three existing wells that the Company plans to use for injection. Because the Company currently has only insignificant production, none of the reserves were classified as proved as of December 31, 2014.  The reserves disclosed in Exhibit 99.1 are a restatement of the reserves disclosed in the 2013 10-K and a disclosure of the additional reserves acquired during the 2014 calendar year.

Oil and Gas Properties, Wells, Operations and Acreage

The following table sets forth information relating to our principal properties as of December 31, 2014:

					2014 Net Production
	Net acreage	Average working interest %	Gross producing wells	Net Possible /Probable reserves (bbls)	Oil (bbls)	Natural Gas (mcf)
Milam County, Texas	223	100%	11	1,800,429	1,062	-

Reserve Estimates-Oil and Gas Reserves

Oil
(bbls)
Reserve category
Probable Undeveloped Non-Producing Reserves
Milam County, Texas	803,937
Possible Undeveloped Non-Producing Reserves
Milam County, Texas	996,492
Total Undeveloped Non-Producing Reserves	1,800,429

Due to the inherent uncertainties and the limited nature of reservoir data, reserves are subject to change as additional information becomes available. The estimates of reserves are based on various assumptions, including those prescribed by the SEC, and are inherently imprecise. Although we believe these estimates are reasonable, actual reserves may vary substantially from these estimates.

We recategorized our reserves from proved to unproved due to the current production levels.  Reserves will become proved when production is increased

Oil and Gas Production, Production Prices and Production Costs

The following table sets forth certain information regarding the production volumes, average prices received and average production costs associated with our sales of gas and oil for each of the three years ended December 31, 2014:

	Year Ended December 31,
	2014	2013	2012
Net Production:
Oil (Bbls):
Milam County, Texas	1,062	120	-
Average oil sales price($ per Bbl):
Milam County, Texas	88.43	-	-
Average production costs ($ per Bbl):
Milam County, Texas	93.67	-	-

Drilling and other Exploratory and Development Activities

The Company is an oil and gas producing company that currently has no exploration activities. The Company is an oil and gas producing company that attempts to produce crude oil from existing wells on its leased properties. However, beginning in 2015 in the first quarter the Company plans to drill and complete at least one new well on its leased properties in order to apply new drilling and recovery technology to its efforts in recovering the estimated reserves in its leased properties

Present Activities

As disclosed earlier, the Company plans to drill new wells on its current leases in 2015 and has refurbished several shut-in wells on its leased oil and gas properties. As of December 31, 2013, the Company had refurbished a total of 6 wells that it has on its Balch Lease. Late in December of 2013, those six wells began producing small amounts of crude oil. The Company refurbished an additional 5 wells in 2014 and has a total of 11 operational wells on its properties.

Delivery Commitments

The Company has no contractual commitments to deliver or sell any oil or gas production from its leased oil and gas properties as of the date of this report or at December 31, 2014.

Operations

The Company began the year with oil and gas leases secured in Milam County Texas. In Milam County (Balch Lease) the Company had 11 installed wells that had been shut-in because the wells were producing large amounts of paraffin with the oil they produced. The Company's production plan was to introduce a process called “Microbial Enhanced Oil Recovery” or MEOR. This process introduces microbial materials into the well geology enhancing the production of oil that previously was prevented by the status of the geological structure. We introduced the technology in six wells on the Balch lease that we planned to bring into production. The outcome was that the Microbial Enhancement thinned the paraffin significantly enough to allow oil production to begin again in six wells as of December 31, 2013

Once the MEOR concept was proven, we began the development of the lease property including the installation of new storage tanks, land clearing, fencing, electrical power, flow lines, pumping equipment, oil separation and collection equipment and improved down-hole production equipment to further enhance production. So, by December 31, 2013 we had proved our MEOR concept, installed a production infrastructure and brought six wells into production.

In the month of December 2013 we produced approximately 120 barrels of oil from the refurbished wells on the Balch Lease.  As of this reporting date, the Company had a total of eleven producing wells on its Balch Lease. The Company furthered its development of its oil and gas leased properties started from 2014 by introducing the MEOR technology into wells and the geology on leases it acquired after December 31, 3013.

Development Plans

Plans are to bring all of the wells on all of the leased property into production within 2 years. The Company has a total of 18 wells in place on a total of 227 gross well acres. The Company acquired oil and gas leases adjacent to the Balch Lease described as the “McGregor Lease” in July of 2013. The McGregor lease totals 35 gross well acres and has three installed wells. All of the McGregor wells will be treated with the MEOR technology, refurbished and brought on-line in the first half of 2014. The Company acquired additional leases adjacent to the Balch Lease after December 31, 2013. Those leases are the “Cromwell” and “Hicks” leases and contain 123 and 87 gross well acres with 6 and 5 installed wells, respectively. The Company is currently treating and bringing on-line wells on those properties. The Company plans on having all 18 of its installed wells treated and producing within 2 years. Additionally, the Company is planning in 2015 to drill new wells on its leased properties in order to maximize its recovery of the crude oil demonstrated to be contained in the reservoir on its leased properties.

Employees

As April 15, 2015, we have 1 full-time employee and 1 part-time employee. The employees are not covered by a collective bargaining agreement, and we do not anticipate that any of our future employees will be covered by such agreements. We engage consultants on an as-needed basis for operation.

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

Item 2.  Properties.

The Company has oil and gas leases in Milam County, Texas on which it is producing crude oil. As of this report date the Company has 11 wells on its properties in Milam County (including 6 operating wells in Balch Lease that began producing crude oil in December 2013). The Company has 3 wells on its McGregor Lease that it plans to refurbish and bring into production before 2015. The Company’s leases cover 338 well acres.

On December 18, 2013, the Company's oil and gas leases in Upshur County, Texas expired and it does not intend to pursue renewing those leases. However, the Company does intend to pursue leases contiguous to its currently held leases in Milam County. In that regard, the Company has taken a one-time write down of its unproved properties in the amount of $1,238,887 for the year ended December 31, 2013.

In its newly issued Petroleum Engineer's Report dated December 31, 2014 the Company is reporting; Probable Undeveloped and Non-producing reserves of approximately 803,937 stock tank barrels, Possible Undeveloped Non-Producing reserves of approximately 996,492 stock tank barrels. The Company has no proved reserves as of December 31, 2014.

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

During the year ended December 31, 2014, the Company has sold and issued common stock to private parties totaling 287,800 common shares of registered stock for a total of $575,600. All of the sales were made on the efforts of the Company's CEO, Kevin Jones, with private parties. There is no ready public trading market for the Company's common shares. Even though the shares sold are not restricted and are “free trading shares”, the Company has not listed its shares for sale on any stock exchange as of the date of this report. So, there is no method of trading electronically for the shares. However, the Company intends to seek a market maker and file the necessary documents to meet the necessary requirements to obtain a listing and develop a public market for its common stock as well as make arrangements for electronic trading of the shares. Until that time no public market for trading the Company's stock exists.

Holders

As of April 15, 2015, there were approximately 208 shareholders of record of our common stock.

Dividends

No dividends were paid during the years ended December 31, 2014 and 2013. The payment of future cash dividends will depend upon, among other things, our financial condition, funds from operations, the level of our capital and development expenditures, our future business prospects, contractual restrictions and any other factors considered relevant.

Recent sales of unregistered securities

During the year ended December 31, 2013, the Company sold 1,500 shares to an individual for $1,500 cash.

Item 6.  Selected Financial Data.

As a Smaller Reporting Company the Company is not required to make disclosures related to this item 6.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

North Texas Energy, Inc. is in its exploration stage. The results of operations show how capital intensive and profitless the oil and gas production business is at start up. The progress so far has been limited by severely limited access to working capital. One of the most important economic factors in the U.S economy is the successful exploration and production of crude oil and natural gas. North Texas Energy, Inc. is committing its business and resources to the production of crude oil and natural gas that remains in geological formations in oil fields that have been previously explored and have produced significant amounts of crude oil already. Data and research produced by the Department of Energy indicates that additional significant reserves of crude oil and natural gas remain in fields that were once productive in the past. In recent years and with the price of crude oil steady at about seventy-four dollars per barrel (since 2008), new production methods have emerged as cost-effective in recovering the substantial remaining oil that has not been recovered using standard methods. North Texas Energy, Inc. entered into the business of recovering oil in previously drilled and producing fields in 2009 by acquiring oil and natural gas leases in north Texas. The Company’s predecessor operated in year 2010 for a short period of time. During that time, the Company had access to private capital from sales of common stock to shareholders. The capital from investment by private shareholders was limited and sales were terminated late in 2010. The funds invested at that time were used mainly to begin the process of refurbishing wells and preparing well head installations for re-use. The short operations history shows that without on-going sources of working capital, the initial cost of getting wells and drill bores functional to begin the process of recovering oil that remains in the geological formation will not be met and significant delays in recovering the remaining oil would occur.

Results of Operations

For the years ended December 31, 2014, the Company had a net loss of $327,393 compared to a net loss of $1,567,380 for the year ended December 31, 2013. The significant portion of the loss in 2013 comes from the impairment expense taken as a result of the Company's lease expirations on its unproved oil and gas properties. This loss was represented by a non-cash one time charge to record the loss of the properties by virtue of the lease expiration and totaled $1,238,887.

Revenues

For the year ended December 31, 2014, and 2013, the Company had revenues of $70,615 and $0, respectively, from the sales of crude oil. The Company started to produce crude oil from December 2013 and had its first sale in January 2014.

Operating expenses

For the year ended December 31, 2014, the Company had an operating expenses of $398,008 compared to $1,566,694 for the year ended December 31, 2013. The Company recorded a non-cash one time impairment of oil and gas properties of $1,238,887 during the year ended December 31, 2013 as discussed above. For the years ended December 31, 2014 and 2013, the Company has lease operating expense of $96,856 and $0, respectively. The increase of lease operating expense is mainly because the Company started to produce in December 2013.

Liquidity

The Company began selling its common shares in accordance with its registration statement which became effective on March 29, 2013. On March 29, 2014, the Company filed an amendment of its Prospectus that relates to the common stock sales extending the time past the original one year sales period. The Company will continue to sell shares as allowed and use those funds for the further development of its oil and gas properties. The Company believes that it can continue to sell its common stock and use those funds as well as the funds it generates from crude oil production to continue its operations.

The Company has no immediate sources of debt or equity funding that is not related to the offering of its shares. The Company believes it can avoid accumulating debt or using other non-traditional forms of financing to provide liquidity.

At December 31, 2014, our cash and cash equivalents balance was $92,426.

Net cash used in operating activities was $282,903 for the year ended December 31, 2014, compared to $298,119 for the year ended December 31, 2013.

Net cash used in investing activities was $291,195 for the year ended December 31, 2014, compared to $364,338 for the year ended December 31, 2013. The Company made less payment to purchase oil and gas properties in 2014.

Net cash provided by financing activities for the year ended December 31, 2014 was $615,600 compared to $713,381 for the year ended December 31, 2013. During the year ended December 31, 2014 and 2013, the Company received proceeds from sale of common stock of $615,600 and $695,030, respectively.

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

Trends

The Company began producing crude oil in small quantities in December 2013 and had crude oil in its storage tanks at December 31, 2013 with an approximately sales value of $11,780 (valued at $98.17 per barrel). That value is based on the daily price of West Texas Intermediate Crude Oil on December 31, 2013. Subsequent to December 31, 2013, the Company has sold that oil and is now producing more in small quantities from its producing wells on the Balch Lease. During 2014 the Company recovered and sold an additional 1,062 barrels of oil from its Balch Lease.

In 2015 the Company plans to complete the necessary technology treatments (MEOR) and refurbishments to a total of 25 installed wells. Those would include: 11 total wells on its Balch Lease, 3 wells on its McGregor Lease, 6 wells on its Cromwell Lease and 5 wells on its Hicks lease.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2014.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements – Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the effects of ASU 2014-15 on the consolidated financial statements.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
North Texas Energy, Inc.
Addison, Texas

We have audited the accompanying consolidated balance sheets of North Texas Energy, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years then ended. North Texas Energy, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Texas Energy, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

April 15, 2015

NORTH TEXAS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
Assets
Current assets
Cash	$92,426	$50,924
Inventory	-	1,013
Accounts receivable	5,369	-
Total current assets	97,795	51,937
Oil and gas properties, full cost method
Costs subject to amortization	-	1,147,903
Costs not being amortized	1,398,782	-
Accumulated depletion, depreciation and amortization	(2,934)	(313)
Total oil and gas properties, full cost method	1,395,848	1,147,590

Total assets	$1,493,643	$1,199,527

Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities	$110,521	$123,050
Common stock payable	40,000	-
Accrued lease liabilities	65,881	65,881
Total current liabilities	216,402	188,931

Asset retirement obligations	44,282	25,844

Total liabilities	260,684	214,775

Commitments and contingencies

Shareholders' equity
Common stock, $0.00001 par value, 100,000,000 shares authorized, 6,467,065 and 6,179,265 shares issued, respectively	65	62
Additional paid-in capital	2,986,107	2,410,510
Accumulated deficit	(1,753,213)	(1,425,820)
Total shareholders' equity	1,232,959	984,752

Total liabilities and shareholders' equity	$1,493,643	$1,199,527

See notes to the consolidated financial statements.

 NORTH TEXAS ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2014	2013

Revenues	$70,615	$-

Operating expenses:
Lease operating expense	96,856	-
Depletion and accretion	5,443	12,381
Impairment of oil and gas properties	-	1,238,887
Legal and professional fees	88,916	145,204
General and administrative expenses	206,793	170,222
Total operating expenses	398,008	1,566,694

Net operating loss	(327,393)	(1,566,694)

Interest expense	-	(686)

Net loss	$(327,393)	$(1,567,380)

Basic and diluted loss per common share	$(0.05)	$(0.26)

Weighted average number of common shares outstanding - basic and diluted	6,328,533	5,976,117

See notes to the consolidated financial statements.

NORTH TEXAS ENERGY, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2012	5,831,000	$58	$1,697,133	$141,560	$1,838,751

Capital contribution	-	-	18,351	-	18,351

Issuance of common stock for cash	348,265	4	695,026	-	695,030

Net loss	-	-	-	(1,567,380)	(1,567,380)

Balance, December 31, 2013	6,179,265	$62	$2,410,510	$(1,425,820)	$984,752

Issuance of common stock for cash	287,800	3	575,597	-	575,600

Net loss	-	-	-	(327,393)	(327,393)

Balance, December 31, 2014	6,467,065	$65	$2,986,107	$(1,753,213)	$1,232,959

See notes to the consolidated financial statements.

NORTH TEXAS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2014	2013

Cash Flows From Operating Activities:
Net loss	$(327,393)	$(1,567,380)
Adjustments to reconcile net loss to net cash from operating activities:
Depletion, accretion and impairment expense	5,443	1,251,581
Changes in operating assets and liabilities:
Accounts receivable	(5,369)	-
Inventory	1,013	(1,013)
Accounts payable and accrued liabilities	43,403	18,693
Net Cash Used in Operating Activities	(282,903)	(298,119)

Cash Flows From Investing Activities:
Payments for proved oil and gas properties	(291,195)	(364,338)
Net Cash Used in Investing Activities	(291,195)	(364,338)

Cash Flows From Financing Activities:
Capital contributions	-	18,351
Proceeds from sale of common stock	615,600	695,030
Net Cash Provided by Financing Activities	615,600	713,381

Net increase in cash	41,502	50,924
Cash at beginning of year	50,924	-
Cash at end of year	$92,426	$50,924

Supplemental Cash Flow Information
Cash paid for interest	$-	$686
Cash paid for income taxes	$-	$-
Noncash investing activities:
Asset retirement cost	$15,616	$2,509
Payable for purchase of oil and gas properties	$55,932	$76,041

See notes to the consolidated financial statements.

NORTH TEXAS ENERGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and Organization

North Texas Energy, Inc. (“the Company”) was incorporated in the State of Nevada on January 12, 2011. The Company intends to focus on re-entering non-producing oil fields and re-starting production with existing wells. On February 25, 2011, the Company entered into a Purchase and Sale Agreement with Remington Oil & Gas, Inc. (“Remington”) to acquire Remington’s interest in an oil and gas lease in Upshur and Milam County, Texas along with wellhead equipment and certain lease obligations.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying amount net of write-offs and allowance for uncollectible accounts. The carrying amount of the Company's accounts receivable approximates fair value because of the short-term nature of the instruments.

The Company's reported balance of accounts receivable, net of allowance for doubtful accounts, represents management's estimate of the amount that ultimately will be realized in cash. The Company reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical payment trends, the age of the receivables and knowledge of the individual customers or joint interest owners. When the analysis indicates, management increases or decreases the allowance accordingly. However, if the financial condition of our customers were to deteriorate, additional allowances might be required.

Inventory

From time to time, crude oil production volumes may be stored as inventory and sold at a later time. Inventory is carried at the lower of production cost or market value. The first-in, first-out method is used for the crude oil inventory. As of December 31, 2013, inventory consisted of crude oil. There was no inventory as of December 31, 2014.

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

Ceiling Test and Impairment

Under the full cost method of accounting, a ceiling test is performed each quarter for proved properties. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X. The ceiling test determines a limit, on a country-by-country basis, on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, amortization and impairment(“DD&A”) and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, calculated using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) with consideration of price change only to the extent provided by contractual arrangement, discounted at 10%, net of related tax effects. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated DD&A. The Company has no proved properties subject to the full cost ceiling test as of December 31, 2014.

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

Revenue Recognition

The Company recognizes sales revenues for crude oil based on the amount sold to purchasers when delivery to the purchaser has occurred and title has transferred. This occurs when a tanker lifting has occurred.

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

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. At December 31, 2014 and 2013, the Company has recorded a 100% valuation allowance as management believes it is likely that no deferred tax assets will be realized.

At December 31, 2014, the Company had net operating loss carry forwards of approximately $800,000 that will expire between 2031 through 2034.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options and warrants using the treasury stock and “if converted” method. For periods in which net losses are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect. As of December 31, 2014 and 2013, there were no potentially dilutive shares.

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

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements – Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this Update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the effects of ASU 2014-15 on the consolidated financial statements.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Note 3 - Going Concern

As shown in the accompanying financial statements, the Company has incurred losses from operations, has not generated significant revenue and has not secured continuous funding for the operation of its oil and gas producing activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition to the offering of securities for sale to the public, the Company currently is diligently searching for other short-term and long-term sources of liquidity for its producing operations.

Note 4 – Oil and Gas Properties, Full Cost Method

The Company’s oil and gas properties at December 31, 2014 and 2013 are located in the State of Texas in the United States and are all in Milam County.

During 2014, the Company transferred $1,395,848 from costs subject to amortization to unproved properties as the wells were only producing insignificant volumes of crude oil. During 2013, the Company had transferred $1,147,903 of oil and gas properties to costs subject to amortization from unproved properties.

During the year ended December 31, 2014, the Company added two additional oil and gas leases known as the “Hicks” and “Cormwell” leases. The added leases contain a total of five wells of which two are on the Hicks lease and there are on the Cormwell lease. The wells on the Hicks and Cormwell leases were in operation during 2014.  The Company paid $6,133 and $8,720, respectively, as cash consideration for the acquisition of the leases.

On October 10, 2014, the Company also entered into a lease agreement to lease an additional 221 acres in Milam County (“Wadlington” lease). The Company paid $11,083 for the Wadlington lease and is still in the process of obtaining the drilling permit.

For the year ended December 31, 2014, the Company invested $235,263 in the development of its oil and gas infrastructure and wells and the acquisition of new lease properties. For the year ended December 31, 2013, the Company invested $440,379 in the development of its oil and gas infrastructure and wells. In the month of December 2013, the Company produced approximately 120 barrels of oil from the refurbished wells on the Balch Lease which is included in inventory at December 31, 2013.

On December 18, 2013, the Company's oil and gas leases on its Upshur County Texas properties expired. The Company recorded an impairment expense of $1,238,887 related to the expired leases.

Note 5 – Accrued Lease Liabilities

The Company has an accrued lease liability to KADs Oil, Inc., the lessor of the Company’s leases in both Upshur and Milam County, Texas. As a result of the Purchase and Sale Agreement with Remington, the Company assumed the leasehold obligation of $50,000. Payments are to be made when oil and gas is recovered and delivered to market at the rate of 25% of the sale price after all operating expenses. No payment has been made as of December 31, 2014.

On May 10, 2011, the Company entered into an oil, gas and mineral lease agreement for its oil and gas properties located in Milam County, Texas. Pursuant to the lease agreement, the Company will pay the lessor $15,881 for the lease which is recorded as an accrued leasehold liability on the Company’s balance sheets at December 31, 2014 and 2013.

Note 6 – Asset Retirement Obligation

The following table provides a reconciliation of the changes in the estimated present value of asset retirement obligations.

	December 31, 2014	December 31, 2013

Beginning asset retirement obligation	$25,844	$54,709
Change of estimate	(2,645)	(2,509)
Addition	18,260	-
Disposal of leases	-	(38,737)
Accretion expense	2,823	12,381
Ending asset retirement obligation	$44,282	$25,844

Note 7 – Equity

During the year ended December 31, 2014, the Company issued 287,800 common shares for $575,600 cash. The Company also received $40,000 cash for sale of 20,000 common shares which have not been issued. During the year ended December 31, 2013, the Company issued 348,265 common shares for $695,030 cash.

Note 8 – Related Party Transactions

During the years ended December 31, 2014 and 2013, the Company’s Chief Executive Officer, Mr. Kevin Jones, contributed $0 and $18,351, respectively, to the Company.

Note 9 – Subsequent Events

Subsequent to December 31, 2014, the Company issued 52,750 common shares for $105,500 cash.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an evaluation as of December 31, 2014 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in  Internal Control — Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2014. Such conclusion reflects the lack of accounting experience of our now principal financial officer and a lack of segregation of duties.  Until we are able to remedy these material weaknesses, we are relying on third party consultants to assist with financial reporting.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Executive Officers

Our executive officers as of December 31, 2014, and their ages and positions as of that date, are as follows:

Name	Age	Position
Kevin Jones	52	Chairman, Chief Executive Officer and Director
Sanah Marah	36	Chief Financial Officer

Kevin Jones

Mr. Jones is the founder of North Texas Energy, Inc. and holds BS, MS degrees, and PhD (ABD) in Physics. For nearly two years, early 1997 through late 1999, Mr. Jones served as a risk project manager for SRS Technologies. In late 1999, Mr. Jones joined General Dynamics where he served as a project manager and later a program manager for various defense related programs until late 2009. In late 2009, Mr. Jones joined ManTech International where he served as a program manager until he began serving full time as the CEO of North Texas Energy, Inc. in March 2012. Mr. Jones began serving as the director of North Texas Energy, Inc. in January 2011. None of Mr. Jones’ previous employers have any connection with North Texas Energy, Inc. He served as the initial Secretary for the Board of Directors of Remington Oil & Gas, Inc. for two months, January and February of 2010.

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

No Officer or Director has been or is subject to any legal proceeding as identified in Regulation S-K Item 401(f)

Item 11.  Executive Compensation.

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal years ended December 31, 2014 and 2013 to all individuals that served as our principal executive and principal financial officers or acted in a similar capacity for us at any time during the fiscal years ended December 31, 2014 and 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Award($)	Option Award($)	Non-Equity Incentive Plan($)	All Other Compensation ($)
Kevin Jones, CEO	2014 2013	43,348 -	- -	- -	- -	- -	- -
Sanah Marah, CFO	2014 2013	1,000 -	- -	- -	- -	- -	- -

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of April 15, 2015 by:

• each person or entity known by us to be the beneficial owner of more than 5% of our common stock;
• each of our directors and executive officers; and
• all of our directors and executive officers as a group.

Class of Stock	Name & Address of Owner	Number of Shares	Portion of Class (%)
Common	Kevin Jones, CEO and Director 5057 Keller Springs Road, Suite 300 Addison, Texas 75001	5,000,000	76.07%

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

During the years ended December 31, 2014 and 2013, the Company’s Chief Executive Officer, Mr. Kevin Jones, contributed $0 and $18,351, respectively, to the Company.

Item 14.  Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

	2014	2013

Audit Fees	$46,165	$21,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

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

Tax fees:     Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees:     Other services provided by our accountants.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

2.2	Purchase and Sales Agreement (Previously filed 2/23/2012)

3.1	Articles of Incorporation of North Texas Energy, Inc. (Previously filed 12/30/2011)

3.2	By-Laws of North Texas Energy, Inc. (Previously filed 12/30/2011)

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Reserve Report

99.2	M W Balch Lease and New Diana Field 3-year EUR (Previously filed 5/16/2012)

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Dallas, State of Texas, on April 16, 2015.

Dated: April 16, 2015	North Texas Energy, Inc.

By: /s/ Kevin Jones
Kevin Jones
Chief Executive Officer and Director

NORTH TEXAS ENERGY, INC.

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities indicated on April 16, 2015.

Signature	Title	Date

/s/ Kevin Jones	Chief Executive Officer and Director	April 16, 2015
Kevin Jones	(Principal Executive Officer)

/s/ Sanah Marah	Chief Financial Officer	April 16, 2015
Sanah Marah	(Principal Financial and Accounting Officer)