Form 10-Q
period 2015-03-31
North Texas Energy, Inc.
filed 2015-05-27
CIK 1514994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 21, 2015, the Company had outstanding 6,537,315 shares of its common stock.

NORTH TEXAS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2015	2014
Assets
Current assets
Cash	$91,981	$92,426
Accounts receivable	5,430	5,369
Total current assets	97,411	97,795
Oil and gas properties, full cost method
Costs not being amortized	1,412,847	1,398,782
Accumulated depletion, depreciation and amortization	(2,934)	(2,934)
Total oil and gas properties, full cost method	1,409,913	1,395,848

Total assets	$1,507,324	$1,493,643

Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities	$84,359	$110,521
Common stock payable	40,000	40,000
Accrued lease liabilities	65,881	65,881
Total current liabilities	190,240	216,402

Asset retirement obligations	44,282	44,282

Total liabilities	234,522	260,684

Commitments and contingencies

Shareholders' equity
Common stock, $0.00001 par value, 100,000,000 shares authorized, 6,519,815 and 6,467,065 shares issued, respectively	66	65
Additional paid-in capital	3,091,606	2,986,107
Accumulated deficit	(1,818,870)	(1,753,213)
Total shareholders' equity	1,272,802	1,232,959

Total liabilities and shareholders' equity	$1,507,324	$1,493,643

See notes to the unaudited consolidated financial statements.

NORTH TEXAS ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2015	2014

Revenues	$7,418	$18,225

Operating expenses:
Lease operating expenses	5,131	12,298
Depletion and accretion	-	1,671
Legal and professional fees	10,050	490
General and administrative expenses	57,894	34,851
Total operating expenses	73,075	49,310

Net loss	$(65,657)	$(31,085)

Basic and diluted loss per common share	$(0.01)	$(0.01)
Weighted average number of common shares outstanding - basic and diluted	6,488,248	6,203,134

See notes to unaudited consolidated financial statements.

NORTH TEXAS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014

Cash Flows From Operating Activities:
Net loss	$(65,657)	$(31,085)
Adjustments to reconcile net loss to net cash from operating activities:
Depletion and accretion	-	1,671
Changes in operating assets and liabilities:
Accounts receivable	(61)	1,013
Accounts payable and accrued liabilities	(26,162)	(84,165)
Net Cash Used in Operating Activities	(91,880)	(112,566)

Cash Flows From Investing Activities:
Payments for oil and gas properties and drilling cost	(14,065)	(47,081)
Net Cash Used in Investing Activities	(14,065)	(47,081)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	105,500	144,000
Net Cash Provided by Financing Activities	105,500	144,000

Net change in cash	(445)	(15,647)
Cash at beginning of period	92,426	50,924
Cash at end of period	$91,981	$35,277

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Noncash investing and financing activities:
Asset retirement cost	$-	$19,984

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of North Texas Energy, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year ended December 31, 2014 have been omitted.

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

Oil and gas properties include costs that are excluded from capitalized costs being amortized. These amounts represent costs of investments in unproved properties. The Company excludes these costs on a country-by-country basis until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed annually to determine if impairment has occurred. The amount of any impairment is transferred to the costs subject to amortization. The Company currently only owns unproved properties. As of March 31, 2015, management believes that there is no impairment for the Company’s unproved oil and gas properties.

Ceiling Test and Impairment

Under the full cost method of accounting, a ceiling test is performed each quarter for proved properties. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X. The ceiling test determines a limit, on a country-by-country basis, on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, amortization and impairment(“DD&A”) and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, calculated using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) with consideration of price change only to the extent provided by contractual arrangement, discounted at 10%, net of related tax effects. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated DD&A.  The Company has no proved properties subject to the full cost ceiling test as of March 31, 2015.

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

Revenue Recognition

The Company generally sells crude oil and natural gas under short-term agreements at prevailing market prices. Revenues are recognized when the products are delivered, which occurs when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable, and collectability is reasonably assured.

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

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. At March 31, 2015 and December 31, 2014 the Company has recorded a 100% valuation allowance as management has no assurance that deferred tax assets will be realized.

At March 31, 2015, the Company had net operating loss carry forwards of approximately $866,000 that will expire between 2031 through 2034.

Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options and warrants using the treasury stock and “if converted” method. For periods in which net losses are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect. As of March 31, 2015 and 2014, there are no potentially dilutive shares.

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

Recently Issued Accounting Pronouncements

There were various accounting standards and interpretations issued during the three months ended March 31, 2015, none of which are expected to have a material impact on the Company’s financial position, operations, or cash flows.

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

Note 4 – Oil and Gas Properties

The Company’s oil and gas properties at March 31, 2015 and December 31, 2014 were located adjacent to each other in the State of Texas in the United States and all in Milam County.

During the three months ended March 31, 2015, the Company invested $14,065 in the drilling of new wells.

Note 5 – Accrued Lease Liabilities

The Company has an accrued lease liability to KADs Oil, Inc., the lessor of the leases in Milam County, Texas which the Company currently owns. As a result of the Purchase and Sale Agreement with Remington, the Company assumed the leasehold obligation of $50,000. Payments are to be made when oil and gas is recovered and delivered to market at the rate of 25% of the sale price after all operating expenses.

On May 10, 2011, the Company entered into an oil, gas and mineral lease agreement for its oil and gas properties located in Milam County, Texas. Pursuant to the lease agreement, the Company will pay the lessor $15,881 for the lease which is recorded as an accrued leasehold liability on the Company’s balance sheets at March 31, 2015 and December 31, 2014.

Note 6 – Equity

During the three months ended March 31, 2015, the Company issued 52,750 shares of common stock for $105,500 cash.

Note 7 – Subsequent Events

Subsequent to March 31, 2015, the Company received $35,000 cash for the sale of 17,500 shares of its common stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The results of operations show how capital intensive and profitless the oil and gas production business is at start up. The progress so far has been limited by severely limited access to working capital. One of the most important economic factors in the U.S economy is the successful exploration and production of crude oil and natural gas. North Texas Energy, Inc. is committing its business and resources to the production of crude oil and natural gas that remains in geological formations in oil fields that have been previously explored and have produced significant amounts of crude oil already. Data and research produced by the Department of Energy indicates that additional significant reserves of crude oil and natural gas remain in fields that were once productive in the past. In previous years and with the price of crude oil steady at about eighty seven dollars per barrel (since 2008), new production methods have emerged as cost-effective in recovering the substantial remaining oil that has not been recovered using standard methods. North Texas Energy, Inc. entered into the business of recovering oil in previously drilled and producing fields in 2009 by acquiring oil and natural gas leases in north Texas. The Company’s predecessor operated in year 2010 for a short period of time. During that time, the Company had access to private capital from sales of common stock to shareholders. The capital from investment by private shareholders was limited and sales were terminated late in 2010. The funds invested at that time were used mainly to begin the process of refurbishing wells and preparing well head installations for re-use. The short operations history shows that without on-going sources of working capital, the initial cost of getting wells and drill bores functional to begin the process of recovering oil that remains in the geological formation will not be met and significant delays in recovering the remaining oil would occur.

Results of Operations

Three Months ended March 31, 2015 Compared to Three Months ended March 31, 2014

For the three months ended March 31, 2015 and 2014, the Company had net losses of $65,657 and $31,085, respectively.

Revenues

The Company began delivering crude oil to market from its producing wells in the first quarter of 2014. The total net production value of the oil for the three months ended March 31, 2015 was $7,418 compared to a value of $18,225 for the three months ended March 31, 2014.

Operating Expenses

The Company had lease operating expenses of $5,131 and general operating expenses of $67,944 for the three months ended March 31, 2015 compared to $12,298 and $35,341, respectively, for the three months ended March 31, 2014. The decrease in lease operating expenses is due to the Company producing less oil in the current period when compared to the previous year. The Company also incurred more travel expense related to the trips the Company’s management made to manage the wells and sell the Company’s shares.

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

At March 31, 2015, our cash balance was $91,981.

Net cash used in operating activities was $91,880 for the three months ended March 31, 2015, compared to $112,566 for the three months ended March 31, 2014.  The change is mainly due to less payments made to the vendors and professionals during the current quarter.

Net cash used in investing activities was $14,065 for the three months ended March 31, 2015, compared to $47,081 for the three months ended March 31, 2014.  The change is mainly due to the Company making payments to acquire additional leases.

Net cash provided by financing activities during the three months ended March 31, 2015 was $105,500 compared to $144,000 for the three months ended March 31, 2014.  The change is mainly due the Company selling more shares of common stock in the prior year.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, the certifying officers have concluded that, as of March 31, 2015, the disclosure controls and procedures in place were not effective as of the end of and for the period covered by this report due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended December 31, 2014.

Changes in internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not currently enjoined in any legal proceeding and no previous legal proceedings exist.

Item 1A.   Risk Factors

As a smaller reporting company, we are not required to provide disclosure under this Item 1A.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company made no sales of not-registered securities during the period from December 31, 2014 to March 31, 2015.

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

North Texas Energy, Inc.
Date: May 27, 2015
By: /s/ Kevin Jones
Kevin Jones
Chief Executive Officer (Principal Executive Officer)

North Texas Energy, Inc.

Date: May 27, 2015	By: /s/ Sanah Marah, Jr.
Sanah Marah, Jr.
Chief Financial Officer (Principal Financial Officer)