Form 10-Q
period 2015-06-30
North Texas Energy, Inc.
filed 2015-09-03
CIK 1514994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 31, 2015, the Company had outstanding 6,623,490 shares of its common stock.

NORTH TEXAS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2015	2014
Assets
Current assets
Cash	$50,512	$92,426
Accounts receivable	-	5,369
Total current assets	50,512	97,795
Oil and gas properties, full cost method
Costs not being amortized	1,497,427	1,398,782
Accumulated depletion, depreciation and amortization	(2,934)	(2,934)
Total oil and gas properties, full cost method	1,494,493	1,395,848

Total assets	$1,545,005	$1,493,643

Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities	$154,799	$110,521
Common stock payable	141,350	40,000
Accrued lease liabilities	65,881	65,881
Total current liabilities	362,030	216,402

Asset retirement obligations	44,282	44,282

Total liabilities	406,312	260,684

Commitments and contingencies

Shareholders' equity
Common stock, $0.00001 par value, 100,000,000 shares authorized, 6,540,315 and 6,467,065 shares issued, respectively	65	65
Additional paid-in capital	3,132,607	2,986,107
Accumulated deficit	(1,993,979)	(1,753,213)
Total shareholders' equity	1,138,693	1,232,959

Total liabilities and shareholders' equity	$1,545,005	$1,493,643

See notes to the unaudited consolidated financial statements.

NORTH TEXAS ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$3,507	$20,410	$10,925	$38,635

Operating expenses:
Lease operating expenses	70,342	17,090	75,473	29,387
Depletion and accretion	-	1,595	-	3,266
General and administrative expenses	79,496	50,441	137,390	85,294
Legal and professional fees	28,778	29,130	38,828	29,620
Total operating expenses	178,616	98,256	251,691	147,567
Net operating loss	(175,109)	(77,846)	(240,766)	(108,932)
Net loss	$(175,109)	$(77,846)	$(240,766)	$(108,932)

Basic and diluted loss per common share	$(0.03)	$(0.01)	$(0.04)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	6,535,810	6,231,265	6,512,000	6,218,624

See notes to the unaudited consolidated financial statements.

NORTH TEXAS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Cash flows from operating activities:
Net loss	$(240,766)	$(108,932)
Adjustments to reconcile net loss to net cash from operating activities:
Depletion, and accretion expense	-	3,266
Stock issued for services	6,000	-
Changes in operating assets and liabilities:
Accounts receivable	5,369	(3,065)
Inventory	-	1,013
Accounts payable and accrued liabilities	44,278	(16,074)
Net cash used in operating activities	(185,119)	(123,792)

Cash flows from investing activities:
Payments for proved oil and gas properties	(98,645)	(182,883)
Net cash used in investing activities	(98,645)	(182,883)

Cash flows from financing activities:
Proceeds from sales of common stock	241,850	308,000
Net cash provided by financing activities	241,850	308,000

Net increase (decrease) in cash	(41,914)	1,325
Cash at beginning of period	92,426	50,924
Cash at end of period	$50,512	$52,249

Supplemental cash flows information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Noncash investing and financing activities:
Asset retirement obligations	$-	$(19,984)

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

Oil and gas properties include costs that are excluded from capitalized costs being amortized. These amounts represent costs of investments in unproved properties. The Company excludes these costs on a country-by-country basis until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed annually to determine if impairment has occurred. The amount of any impairment is transferred to the costs subject to amortization. The Company currently only owns unproved properties. As of June 30, 2015, management believes that there is no impairment for the Company’s unproved oil and gas properties.

Ceiling Test and Impairment

Under the full cost method of accounting, a ceiling test is performed each quarter for proved properties. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X. The ceiling test determines a limit, on a country-by-country basis, on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, amortization and impairment(“DD&A”) and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, calculated using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) with consideration of price change only to the extent provided by contractual arrangement, discounted at 10%, net of related tax effects. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated DD&A.  The Company has no proved properties subject to the full cost ceiling test as of June 30, 2015.

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

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. At June 30, 2015 and December 31, 2014 the Company has recorded a 100% valuation allowance as management has no assurance that deferred tax assets will be realized.

At June 30, 2015, the Company had net operating loss carry forwards of approximately $1 million that will expire between 2031 through 2034.

Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options and warrants using the treasury stock and “if converted” method. For periods in which net losses are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect. As of June 30, 2015, there are no potentially dilutive shares.

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

Recently Issued Accounting Pronouncements

There were various accounting standards and interpretations issued during the six months ended June 30, 2015, none of which are expected to have a material impact on the Company’s financial position, operations, or cash flows.

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

Note 4 – Oil and Gas Properties

The Company’s oil and gas properties at June 30, 2015 and December 31, 2014 were located adjacent to each other in the State of Texas in the United States and all in Milam County.

During the six months ended June 30, 2015, the Company invested $98,645 in the drilling of new wells.

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

On May 10, 2011, the Company entered into an oil, gas and mineral lease agreement for its oil and gas properties located in Milam County, Texas. Pursuant to the lease agreement, the Company will pay the lessor $15,881 for the lease which is recorded as an accrued leasehold liability on the Company’s balance sheets at June 30, 2015 and December 31, 2014.

Note 6 – Equity

During the six months ended June 30, 2015, the Company issued 70,250 shares of common stock for $140,500 cash and 3,000 shares of common stock for geophysical data.

During the six months ended June 30, 2015, the Company received $101,350 for 50,675 shares of common stock that were issued subsequent to June 30, 2015.

Note 7 – Subsequent Events

Subsequent to June 30, 2015, the Company received $70,000 cash for the sale of 35,000 shares of its common stock and returned $5,000 cash to a former investor who returned 2,500 common shares to the Company for cancellation.

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

Results of Operations

Three Months ended June 30, 2015 Compared to Three Months ended June 30, 2014

For the three months ended June 30, 2015 and 2014, the Company had net losses of $175,109 and $77,846, respectively.

Revenues

The total net production value of the oil for the three months ended June 30, 2015 was $3,507 compared to a value of $20,410 for the three months ended June 30, 2014.  The reason for the decrease is because the wells were shut down for two months during 2015 due to severe weather conditions.

Operating Expenses

The Company had lease operating expenses of $70,342 and general operating expenses of $108,274 for the three months ended June 30, 2015 compared to $17,090 and $79,571, respectively, for the three months ended June 30, 2014. The increase in lease operating expenses is due to the Company repairing damages to the wells caused by severe weather conditions.  The Company also incurred more travel expense related to the trips the Company’s management made to manage the wells and sell the Company’s shares.

Six Months ended June 30, 2015 Compared to Six Months ended June 30, 2014

For the six months ended June 30, 2015 and 2014, the Company had net losses of $240,766 and $108,932, respectively.

Revenues

The Company began delivering crude oil to market from its producing wells in the first quarter of 2014. The total net production value of the oil for the six months ended June 30, 2015 was $10,925 compared to a value of $38,635 for the six months ended June 30, 2014.  The reason for the decrease is because the wells were shut down for two months during 2015 due to severe weather conditions.

Operating Expenses

The Company had lease operating expenses of $75,473 and general operating expenses of $176,218 for the six months ended June 30, 2015 compared to $29,387 and $114,914, respectively, for the six months ended June 30, 2014. The increase in lease operating expenses is due to the Company repairing damages to the wells caused by severe weather conditions.  The Company also incurred more travel expense related to the trips the Company’s management made to manage the wells and sell the Company’s shares.

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

At June 30, 2015, our cash balance was $50,512.

Net cash used in operating activities was $185,119 for the six months ended June 30, 2015, compared to $123,792 for the six months ended June 30, 2014.  The change is mainly due to more payments made to the vendors and professionals during the current year.

Net cash used in investing activities was $98,645 for the six months ended June 30, 2015, compared to $182,883 for the six months ended June 30, 2014.  The change is mainly due to less drilling activities of the Company.

Net cash provided by financing activities during the six months ended June 30, 2015 was $241,850 compared to $308,000 for the six months ended June 30, 2014.  The change is mainly due the Company selling more shares of common stock in the prior year.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, the certifying officers have concluded that, as of June 30, 2015, the disclosure controls and procedures in place were not effective as of the end of and for the period covered by this report due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended December 31, 2014.

Changes in internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not currently enjoined in any legal proceeding and no previous legal proceedings exist.

Item 1A.   Risk Factors

As a smaller reporting company, we are not required to provide disclosure under this Item 1A.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company made no sales of not-registered securities during the period from December 31, 2014 to June 30, 2015.

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

North Texas Energy, Inc.
Date: September 3, 2015
By: /s/ Kevin Jones
Kevin Jones
Chief Executive Officer (Principal Executive Officer)

North Texas Energy, Inc.

Date: September 3, 2015	By: /s/ Sanah Marah, Jr.
Sanah Marah, Jr.
Chief Financial Officer (Principal Financial Officer)