Form 10-Q
period 2015-09-30
North Texas Energy, Inc.
filed 2015-11-17
CIK 1514994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

469-718-5572
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No  ☐

No Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ❒	Accelerated filer ❒
Non-accelerated filer ❒	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes    ❒ No      ☒

As of November 16, 2015, the Company had outstanding 6,761,240 shares of its common stock.

NORTH TEXAS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2015	2014
Assets
Current assets
Cash	$17,224	$92,426
Accounts receivable	3,067	5,369
Total current assets	20,291	97,795
Oil and gas properties, full cost method
Costs not being amortized	1,532,213	1,398,782
Accumulated depletion, depreciation and amortization	(2,934)	(2,934)
Total oil and gas properties, full cost method	1,529,279	1,395,848

Total assets	$1,549,570	$1,493,643

Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities	$150,658	$110,521
Common stock payable	65,000	40,000
Accrued lease liabilities	65,881	65,881
Total current liabilities	281,539	216,402

Asset retirement obligations	44,282	44,282

Total liabilities	325,821	260,684

Commitments and contingencies

Shareholders' equity
Common stock, $0.00001 par value, 100,000,000 shares authorized, 6,720,990 and 6,467,065 shares issued, respectively	68	65
Additional paid-in capital	3,493,954	2,986,107
Accumulated deficit	(2,270,273)	(1,753,213)
Total shareholders' equity	1,223,749	1,232,959

Total liabilities and shareholders' equity	$1,549,570	$1,493,643

See notes to the unaudited consolidated financial statements.

NORTH TEXAS ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$4,313	$14,981	$15,238	$53,615

Operating expenses:
Lease operating expenses	13,293	6,884	88,766	36,271
Depletion and accretion	-	1,453	-	4,719
General and administrative expenses	65,085	54,269	202,475	139,563
Legal and professional fees	202,229	9,719	241,057	39,339
Total operating expenses	280,607	72,325	532,298	219,892
Net operating loss	(276,294)	(57,344)	(517,060)	(166,277)
Net loss	$(276,294)	$(57,344)	$(517,060)	$(166,277)

Basic and diluted loss per common share	$(0.04)	$(0.01)	$(0.08)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	6,648,005	6,231,265	6,558,059	6,266,721

See notes to the unaudited consolidated financial statements.

NORTH TEXAS ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

Cash flows from operating activities:
Net loss	$(517,060)	$(166,277)
Adjustments to reconcile net loss to net cash from operating activities:
Depletion, and accretion expense	-	4,719
Stock issued for services	206,000	-
Changes in operating assets and liabilities:
Accounts receivable	2,302	-
Inventory	-	1,013
Accounts payable and accrued liabilities	40,137	(49,905)
Net cash used in operating activities	(268,621)	(210,450)

Cash flows from investing activities:
Payments for proved oil and gas properties	(133,431)	(227,402)
Net cash used in investing activities	(133,431)	(227,402)

Cash flows from financing activities:
Proceeds from sales of common stock, net	326,850	481,500
Net cash provided by financing activities	326,850	481,500

Net increase (decrease) in cash	(75,202)	43,648
Cash at beginning of period	92,426	50,924
Cash at end of period	$17,224	$94,572

Supplemental cash flows information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Noncash investing and financing activities:
Asset retirement obligations	$-	$19,984

See notes to the unaudited consolidated financial statements.

NORTH TEXAS ENERGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Business and Organization

North Texas Energy, Inc. ("the Company") was incorporated in the State of Nevada on January 12, 2011. The Company intends to focus on re-entering non-producing oil fields and re-starting production with existing oil and gas wells. On February 25, 2011, the Company entered into a Purchase and Sale Agreement with Remington Oil & Gas, Inc. ("Remington") to acquire Remington's interest in an oil and gas lease in Upshur and Milam County, Texas along with wellhead equipment and certain lease obligations.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of North Texas Energy, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year ended December 31, 2014 have been omitted.

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

Oil and gas properties include costs that are excluded from capitalized costs being amortized. These amounts represent costs of investments in unproved properties. The Company excludes these costs on a country-by-country basis until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed annually to determine if impairment has occurred. The amount of any impairment is transferred to the costs subject to amortization. The Company currently only owns unproved properties. As of September 30, 2015, management believes that there is no impairment for the Company's unproved oil and gas properties.

Ceiling Test and Impairment

Under the full cost method of accounting, a ceiling test is performed each quarter for proved properties. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X. The ceiling test determines a limit, on a country-by-country basis, on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, amortization and impairment("DD&A") and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, calculated using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) with consideration of price change only to the extent provided by contractual arrangement, discounted at 10%, net of related tax effects. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated DD&A.  The Company has no proved properties subject to the full cost ceiling test as of September 30, 2015.

Asset Retirement Obligations

Asset retirement obligations ("ARO") represent the future abandonment costs of tangible assets such as platforms, wells, service assets, pipelines, and other facilities. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the corresponding cost is capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, an adjustment is made to the full cost pool, with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves. The ARO assets, which are carried on the balance sheet as part of the full cost pool, will be included in our amortization base for the purposes of calculating depreciation, depletion and amortization expense. For the purposes of calculating the ceiling test, the future cash outflows associated with settling the ARO liability is included in the computation of the discounted present value of estimated future net revenues. The liability is adjusted for any changes in the estimate of the liability and for the disposal of previously held oil and gas leases net of accretion expense.

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

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. At September 30, 2015 and December 31, 2014 the Company has recorded a 100% valuation allowance as management has no assurance that deferred tax assets will be realized.

At September 30, 2015, the Company had net operating loss carry forwards of approximately $1 million that will expire between 2031 through 2034.

Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options and warrants using the treasury stock and "if converted" method. For periods in which net losses are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect. For the nine months endedSeptember 30, 2015 and 2014, there are no potentially dilutive shares outstanding.

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

Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration. There was no significant subsequent events.

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

Recently Issued Accounting Pronouncements

There were various accounting standards and interpretations issued during the nine months ended September 30, 2015, none of which are expected to have a material impact on the Company's financial position, operations, or cash flows.

Note 3 – Going Concern

As shown in the accompanying financial statements, the Company has incurred losses from operations and has generated limited revenue at this time. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition to the offering of securities for sale to the public, the Company currently is diligently searching for other short-term and long-term sources of liquidity for its producing operations.

Note 4 – Oil and Gas Properties

The Company's oil and gas properties at September 30, 2015 and December 31, 2014 were located adjacent to each other in the State of Texas in the United States and all in Milam County.

During the nine months ended September 30, 2015, the Company invested $133,431 in the drilling of new wells.

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

On May 10, 2011, the Company entered into an oil, gas and mineral lease agreement for its oil and gas properties located in Milam County, Texas. Pursuant to the lease agreement, the Company will pay the lessor $15,881 for the lease which is recorded as an accrued leasehold liability on the Company's balance sheets at September 30, 2015 and December 31, 2014.

Note 6 – Equity

During the nine months ended September 30, 2015, the Company issued 155,925 common shares for $311,850 cash and 103,000 common shares, valued at $206,000, for geophysical data and professional services.

During the nine months ended September 30, 2015, the Company also received $20,000 for subscriptions of 10,000 common shares, which has not been issued.

During the nine months ended September 30, 2015, two investors canceled their subscriptions of 5,000 common shares and returned the shares to the Company. The Company returned $5,000 cash previously received and recorded a stock payable of $5,000 for amount to be returned.

Note 7 – Subsequent Events

Subsequent to September 30, 2015, the Company issued 40,250 shares for $80,500 cash.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The results of operations show how capital intensive and profitless the oil and gas production business is at start up. The progress so far has been limited by severely limited access to working capital. One of the most important economic factors in the U.S economy is the successful exploration and production of crude oil and natural gas. North Texas Energy, Inc. is committing its business and resources to the production of crude oil and natural gas that remains in geological formations in oil fields that have been previously explored and have produced significant amounts of crude oil already. Data and research produced by the Department of Energy indicates that additional significant reserves of crude oil and natural gas remain in fields that were once productive in the past. In previous years and with the price of crude oil steady at about eighty seven dollars per barrel (since 2008), new production methods have emerged as cost-effective in recovering the substantial remaining oil that has not been recovered using standard methods. North Texas Energy, Inc. entered into the business of recovering oil in previously drilled and producing fields in 2009 by acquiring oil and natural gas leases in north Texas. The Company's predecessor operated in year 2010 for a short period of time. During that time, the Company had access to private capital from sales of common stock to shareholders. The capital from investment by private shareholders was limited and sales were terminated late in 2010. The funds invested at that time were used mainly to begin the process of refurbishing wells and preparing well head installations for re-use. The short operations history shows that without on-going sources of working capital, the initial cost of getting wells and drill bores functional to begin the process of recovering oil that remains in the geological formation will not be met and significant delays in recovering the remaining oil would occur.

Results of Operations

Three Months ended September 30, 2015 Compared to Three Months ended September 30, 2014

For the three months ended September 30, 2015 and 2014, the Company had net losses of $276,294 and $57,344, respectively.

Revenues

The total net production value of the oil for the three months ended September 30, 2015 was $4,313 compared to a value of $14,981 for the three months ended September 30, 2014. The reason for the decrease is because the wells were shut down for several months during 2015 due to damages caused by the severe weather conditions.

Operating Expenses

The Company had lease operating expenses of $13,293 and general operating expenses of $267,314 for the three months ended September 30, 2015 compared to $6,884 and $63,988, respectively, for the three months ended September 30, 2014. The increase in lease operating expenses is due to the Company repairing damages to the wells caused by severe weather conditions. The increase in general operating expense was mainly due to the issuance of 103,000 common shares to obtain geographical maps and professional services. The Company also incurred more travel expense related to the trips the Company's management made to manage the wells and sell the Company's shares.

Nine Months ended September 30, 2015 Compared to Nine Months ended September 30, 2014

For the nine months ended September 30, 2015 and 2014, the Company had net losses of $517,060 and $166,277, respectively.

Revenues

The Company began delivering crude oil to market from its producing wells in the first quarter of 2014. The total net production value of the oil for the nine months ended September 30, 2015 was $15,238 compared to a value of $53,615 for the nine months ended September 30, 2014. The reason for the decrease is because the wells were shut down for several months during 2015 due to damages caused by the severe weather conditions.

Operating Expenses

The Company had lease operating expenses of $88,766 and general operating expenses of $443,532 for the nine months ended September 30, 2015 compared to $36,271 and $178,902, respectively, for the nine months ended September 30, 2014. The increase in lease operating expenses is due to the Company repairing damages to the wells caused by severe weather conditions. The increase in general operating expense was mainly due to the issuance of 103,000 common shares to obtain geographical maps and professional services. The Company also incurred more travel expense related to the trips the Company's management made to manage the wells and sell the Company's shares.

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

At September 30, 2015, our cash balance was $17,224.

Net cash used in operating activities was $268,621 for the nine months ended September 30, 2015, compared to $210,450f or the nine months ended September 30, 2014.  The change is mainly due to more payments made to the vendors and professionals during the current year.

Net cash used in investing activities was $133,431 for the nine months ended September 30, 2015, compared to $227,402 for the nine months ended September 30, 2014.  The change is mainly due to less drilling activities for 2015.

Net cash provided by financing activities during the nine months ended September 30, 2015 was $326,850 compared to $481,500 for the nine months ended September 30, 2014.  The change is mainly due the Company selling less shares of common stock in the current year.

Without additional investment capital from shareholders or other sources, the Company has no short term source of liquidity. In order to bring wells on-line and produce crude oil and natural gas to bring to market, significant amounts of working capital will be needed to continue. Accordingly, the Company plans to systematically bring wells on-line that have the greatest initial production possibility as capital is available. The Company's illiquid financial position could cause it to not be able to start producing oil in the near future unless working capital from the offering or some other source of short term liquidity is developed.

Management does not believe that the Company's current capital resources will be sufficient to fund its operating activity and other capital resource demands during the next year. Our ability to continue as a going concern is contingent upon our ability to obtain capital through the sale of equity or issuance of debt, and ultimately attaining profitable operations. There is no assurance that we will be able to successfully complete any one of these activities.

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

Provide that a system of record keeping is maintained and used to accurately and in sufficient detail record the transactions and assets of the Company and any disposition of the Company's assets.

A.
Provide for the accurate and timely recording of the transactions that are necessary for the preparation of financial statements in accordance with Generally Accepted Accounting Principles in the United States. Further, in place are systems that assure that the Company makes expenditures and collects receipts in accordance with the directives and authorization of management.

B.
Provide that a system is in place to detect or disclose to management in a timely manner any misuse or un-authorized use or disposition of the Company's assets that could have a material effect on the financial statements issued by the Company.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e)) under the Exchange Act.Based on that evaluation, the certifying officers have concluded that, as of September 30, 2015, the disclosure controls and procedures in place were not effective as of the end of and for the period covered by this report due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended December 31, 2014.

Changes in internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not currently enjoined in any legal proceeding and no previous legal proceedings exist.

Item 1A.   Risk Factors

As a smaller reporting company, we are not required to provide disclosure under this Item 1A.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company made no sales of not-registered securities during the period from December 31, 2014 to September 30, 2015.

Item 3.   Defaults upon Senior Securities.

No default on any senior, subordinated or other debt has occurred.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Number	Exhibit Description

2.2	Purchase and Sales Agreement (Previously filed 2/23/2012)

3.1	Articles of Incorporation of North Texas Energy, Inc. (Previously filed 12/30/2011)

3.2	By-Laws of North Texas Energy, Inc. (Previously filed 12/30/2011)

31.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Link base Document

101.DEF	XBRL Definition Link base Document

101.LAB	XBRL Label Link base Document

101.PRE	XBRL Presentation Link base Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Texas Energy, Inc.
Date: November 16, 2015
By: /s/ Kevin Jones
Kevin Jones
Chief Executive Officer (Principal Executive Officer)

North Texas Energy, Inc.

Date: November 16, 2015	By: /s/ Sanah Marah, Jr.
Sanah Marah, Jr.
Chief Financial Officer (Principal Financial Officer)