Form 10-K
period 2015-12-31
North Texas Energy, Inc.
filed 2016-06-28
CIK 1514994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2015
 or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission file number:  333-178251

NORTH TEXAS ENERGY, INC.

NEVADA	27-4556048
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

5057 KELLER SPRINGS ROAD, SUITE 300, ADDISON, TEXAS	75001
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	469-718-5572

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

COMMON	NONE

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):                     [ ] Yes   [X] No

As of June 28, 2016, 6,860,208 shares of common stock, $0.00001 par value per share, were outstanding.

PART I

Item 1.  Business.

Business Overview and Capital Fund Raising

North Texas Energy, Inc. ("NTE", "the Company", "we") is a non-traditional producer of crude oil. The Company acquires oil and gas leases with non-functioning wells and uses Enhanced Oil Recovery Methods ("EOR") to bring wells back into production. The Company currently holds oil and gas leases in Milam County, Texas of which it holds one-hundred percent of the working interest. In order to execute its business plan to recover the oil and gas reserves on its leased property, the Company prepared and filed an S-1 Registration Statement for the sale of two million shares of its common stock. The price of the common shares was set at $2.00 per share. The registration statement became effective on March 29, 2013. The sale of the common shares was and is being conducted without an underwriter.

The Company's S-1 Registration Statement became effective on March 29, 2013.  Beginning in June 2013 and through December 31, 2013, the Company issued 346,765 shares registered in the stock offering. The shares were sold at the offering price of $2.00 per share yielding to the Company an equity capital infusion of $693,530.  The Company also issued 1,500 shares of restricted stock for cash at $1.00 per share to a private party. The total stock sales combined netted the Company $695,030 in capital infusion prior to December 31, 2013. The Company continues to issue shares of its common stock in accordance with the registration statement and will continue until all of the 2,000,000 shares are sold. During 2015, the Company sold an additional 201,675 shares of common stock, cash proceeds totaled $403,350.

NTE is an Enhanced Oil Recovery ("EOR") company. EOR is a term used to describe a variety of methods by which oil reserves are recovered from existing oil fields that were not completely exhausted using standard methods. We are not an "exploration company" in the sense that our business and our methods do not involve an attempt to explore for new oil reserves but rather to exploit existing known oil fields using other than "standard" recovery methods. In simplified terms, the "standard" methods of producing oil and natural gas from its location in natural reservoirs in the earth is to drill a relief (well) into the reservoir and allow the reservoir's crude oil to surface because of the natural pressure that exists in the reservoir structure underground. Once a well is finished and well casing is in place, the oil and natural gas will surface under its own pressure or with a small amount of suction introduced into the well. As the oil surfaces so does the natural gas. The gas and oil are separated and stored or delivered directly to market.

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

NTE initially uses an EOR method called "Microbial Enhanced Oil Recovery (MEOR)". MEOR is the process by which nutrients or compounds are injected into an oil field to allow for the natural enhancement of the movement and release of the oil out of the reserve. According to the U.S. Department of Energy Fossil Energy report on Oil and Natural Technologies "Enhanced Oil Recovery" Conventional primary and secondary recovery operations often leave two-thirds of the oil in the reservoir at the time of abandonment. Enhanced oil recovery methods have the potential for recovering much of the remaining oil. - U.S. DOE.  The concept is to use natural environmental reactions to improve the recovery of oil trapped in porous media in the reservoir or without sufficient pressure to allow the oil and gas to be expressed normally from the reservoir to above ground. In each different oil field, the method by which EOR can be successful is dependent on the oil field and reservoir structure. The uniqueness of each field may involve unique EOR methods which can be any combination of methods involving the use of expertise in the disciplines of geology, chemistry, and microbiology as well as fluid mechanics and a variety of engineering applications.

Corporate History and Background

The Company was organized in Nevada in January 2011. We are a combination of two companies, each originally founded for the same purpose. The predecessor to NTE is Remington Oil & Gas, Inc., a Nevada corporation, and its predecessor is Remington Oil & Gas LLC., a Texas Limited Liability Company. During 2009, Remington Oil & Gas, LLC acquired oil field leases in North Texas, in Upshur country. In January 2010, Remington Oil & Gas, Inc. acquired all of the outstanding ownership interests of Remington Oil & Gas, LLC. In the process, Remington Oil & Gas, Inc. acquired the oil and gas leases in North Texas that had been previously assigned to Remington Oil & Gas, LLC. Effective in January 2011, North Texas Energy, Inc. acquired Remington Oil & Gas, Inc. through a Purchase and Sale Agreement. The Purchase and Sale Agreement transferred title of Remington's well-head equipment to North Texas Energy, Inc. and provided for the acquisition of all of the outstanding shares of Remington Oil & Gas, Inc. by North Texas Energy, Inc. in a one-for-one share exchange.

Properties

The Company has leased property in Milam County Texas. The lease consists of 11 existing producing wells and started to produce crude oil since December 2013.  The lease also consists of three existing wells that the Company plans to use for injection. Because the Company currently has only insignificant production, none of the reserves were classified as proved as of December 31, 2015.
Oil and Gas Production, Production Prices and Production Costs

The following table sets forth certain information regarding the production volumes, average prices received and average production costs associated with our sales of gas and oil for each of the three years ended December 31, 2015:

	Year Ended December 31,
	2015	2014	2013
Net Production:
Oil (Bbls):
Milam County, Texas	747	1,062	120
Average oil sales price($ per Bbl):
Milam County, Texas	37.41	88.43	-
Average production costs ($ per Bbl):
Milam County, Texas	146.56	93.67	-

We categorize our reserves as unproved due to the current production levels.  Reserves will be categorized as proved when the production level increases.

Drilling and other Exploratory and Development Activities

The Company is an oil and gas producing company that currently has no exploration activities. The Company is an oil and gas producing company that attempts to produce crude oil from existing wells on its leased properties. However, beginning in the first quarter in 2016, the Company plans to activate new leases, drill and complete at least one new well on its leased properties in order to apply new drilling and recovery technology to its efforts in recovering the estimated reserves in its leased properties

Present Activities

As disclosed earlier, the Company plans to activate new leases in 2016 to improve and expand production. As of December 31, 2015, the Company had refurbished a total of 11 wells and has a total of 11 operational wells on its properties. The extensive petroleum engineering and geological analyze enabled the company to achieve its goal of consistent production from paraffin restricted oil wells.

Delivery Commitments

The Company has no contractual commitments to deliver or sell any oil or gas production from its leased oil and gas properties as of the date of this report or at December 31, 2015.

Operations

The Company has oil and gas leases in Milam County Texas. The Company utilizes a process called "Microbial Enhanced Oil Recovery" or MEOR. This process introduces microbial materials into the well geology enhancing the production of oil that previously was prevented by the status of the geological structure. Over the past year we have achieved consistent production from previously clogged wells. Having made this achievement, we have begun activating additional leases and expanding our oil production.

Development Plans

Our plan is to significantly expand oil production and revenues in the near future. We will expand our lease holding beyond the current 227 acres that are being operated. The company has devoted considerable resource to conducting the necessary petroleum engineering and geological analyze necessary to underhand and efficiently produce this reservoir. We have begun our first phase of production expansion. In the coming months, we will implement more comprehensive production methods that will enable significant increases of our daily oil production.

Employees

As of June 28, 2016, we have 1 full-time employee and 1 part-time employee. The employees are not covered by a collective bargaining agreement, and we do not anticipate that any of our future employees will be covered by such agreements. We engage consultants on an as-needed basis for operation.

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

Item 2.  Properties.

The Company has oil and gas leases in Milam County, Texas on which it is producing crude oil. As of December 31, 2015, the Company has 11 wells on its properties in Milam County (including 6 operating wells in Balch Lease that began producing crude oil in December 2013). The Company's leases cover 338 well acres.

In its most recent Petroleum Engineer's Report dated December 31, 2014 the Company is reporting; Probable Undeveloped and Non-producing reserves of approximately 803,937 stock tank barrels, Possible Undeveloped Non-Producing reserves of approximately 996,492 stock tank barrels. The Company has no proved reserves as of December 31, 2015.

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

During the year ended December 31, 2015, the Company has sold and issued common stock to private parties totaling 201,675 common shares of registered stock for a total of $403,350. All of the sales were made on the efforts of the Company's CEO, Kevin Jones, with private parties. There is no ready public trading market for the Company's common shares. Even though the shares sold are not restricted and are "free trading shares", the Company has not listed its shares for sale on any stock exchange as of the date of this report. So, there is no method of trading electronically for the shares. However, the Company intends to seek a market maker and file the necessary documents to meet the necessary requirements to obtain a listing and develop a public market for its common stock as well as make arrangements for electronic trading of the shares. Until that time no public market for trading of the Company's stock exists.

Holders

As of June 28, 2016, there were approximately 208 shareholders of record of our common stock.

Dividends

No dividends were paid during the years ended December 31, 2015 and 2014. The payment of future cash dividends will depend upon, among other things, our financial condition, funds from operations, the level of our capital and development expenditures, our future business prospects, contractual restrictions and any other factors considered relevant.

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

Results of Operations

For the year ended December 31, 2015, the Company had a net loss of $562,626 compared to a net loss of $327,393 for the year ended December 31, 2014.

Revenues

For the years ended December 31, 2015 and 2014, the Company had revenues of $21,578 and $70,615 respectively, from the sales of crude oil. The Company started to produce crude oil from December 2013 and had its first sale in January 2014. The reason for the decrease is because the wells were shut down for several months during 2015 due to damages caused by the severe weather conditions.

Operating expenses

For the year ended December 31, 2015, the Company had an operating expenses of $584,204 compared to $398,008 for the year ended December 31, 2014. For the years ended December 31, 2015 and 2014, the Company has lease operating expense of $109,482 and $96,856, respectively. The increase of lease operating expense is mainly because the Company had to do some repairs due to the flooding in the area in 2015. For the years ended December 31, 2015 and 2014, the Company has legal and professional fees of $237,351 and $88,916, respectively. The increase in legal and professional expense was mainly due to the issuance of 103,000 common shares to obtain geographical maps and professional services. For the years ended December 31, 2015 and 2014, the Company has general and administrative expenses of $237,371 and $206,793, respectively. The Company incurred more travel expense related to the trips the Company's management made to manage the wells and sell the Company's shares.

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

At December 31, 2015, our cash and cash equivalents balance was $14,425.

Net cash used in operating activities was $344,994 for the year ended December 31, 2015, compared to $282,903 for the year ended December 31, 2014. The change is mainly due to more payments made to the vendors and professionals during the current year.

Net cash used in investing activities was $141,357 for the year ended December 31, 2015, compared to $291,195 for the year ended December 31, 2014. The Company made less payments to develop oil and gas properties in 2015.

Net cash provided by financing activities for the year ended December 31, 2015 was $408,350 compared to $615,600 for the year ended December 31, 2014. During the year ended December 31, 2015 and 2014, the Company received proceeds from sale of common stock of $403,350 and $615,600, respectively.

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

Trends

In 2016, the Company plans to accelerate production and revenue growth. The increased production will be accomplished by establishing consistent production on several newly activated leases.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2015.

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

 Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
North Texas Energy, Inc.
Addison, Texas

We have audited the accompanying consolidated balance sheets of North Texas Energy, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years then ended. North Texas Energy, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Texas Energy, Inc. as of December 31, 2015 and 2014 and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that North Texas Energy, Inc. will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, North Texas Energy, Inc. has suffered losses from operations and has not secured sufficient funding for its operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

June 28, 2016

NORTH TEXAS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
Assets
Current assets
Cash	$14,425	$92,426
Accounts receivable	-	5,369
Total current assets	14,425	97,795
Oil and gas properties, full cost method
Costs not being amortized	1,540,139	1,398,782
Accumulated depletion, depreciation and amortization	(2,934)	(2,934)
Total oil and gas properties	1,537,205	1,395,848

Total assets	$1,551,630	$1,493,643

Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities	$116,784	$110,521
Common stock payable	45,000	40,000
Accrued lease liabilities	65,881	65,881
Total current liabilities	227,665	216,402

Asset retirement obligations	44,282	44,282
Total liabilities	271,947	260,684

Commitments and contingencies

Shareholders' equity
Common stock, $0.00001 par value, 100,000,000 shares authorized, 6,771,740 and 6,467,065 shares issued, respectively	68	65
Additional paid-in capital	3,595,454	2,986,107
Accumulated deficit	(2,315,839)	(1,753,213)
Total shareholders' equity	1,279,683	1,232,959

Total liabilities and shareholders' equity	$1,551,630	$1,493,643

See notes to the consolidated financial statements.

 NORTH TEXAS ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2015	2014
Revenues	$21,578	$70,615
Operating expenses:
Lease operating expense	109,482	96,856
Depletion and accretion	-	5,443
Legal and professional fees	237,351	88,916
General and administrative expenses	237,371	206,793
Total operating expenses	584,204	398,008

Net loss	$(562,626)	$(327,393)

Basic and diluted loss per common share	$(0.09)	$(0.05)

Weighted average number of common shares outstanding - basic and diluted	6,606,102	6,328,533

See notes to the consolidated financial statements.

NORTH TEXAS ENERGY, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2013	6,179,265	$62	$2,410,510	$(1,425,820)	$984,752

Issuance of common stock for cash	287,800	3	575,597	-	575,600

Net loss	-	-	-	(327,393)	(327,393)

Balance, December 31, 2014	6,467,065	$65	$2,986,107	$(1,753,213)	$1,232,959

Issuance of common stock for cash	206,675	2	413,348		413,350

Shares cancelled	(5,000)	-	(10,000)		(10,000)

Shares issued for services	103,000	1	205,999		206,000

Net loss				(562,626)	(562,626)

Balance, December 31, 2015	6,771,740	$68	$3,595,454	$(2,315,839)	$1,279,683

See notes to the consolidated financial statements.

NORTH TEXAS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2015	2014

Cash Flows From Operating Activities:
Net loss	$(562,626)	$(327,393)
Adjustments to reconcile net loss to net cash used operating activities:
Depletion and accretion	-	5,443
Shares issued for services	206,000	-
Changes in operating assets and liabilities:
Accounts receivable	5,369	(5,369)
Inventory	-	1,013
Accounts payable and accrued liabilities	6,263	43,403
Net Cash Used in Operating Activities	(344,994)	(282,903)

Cash Flows From Investing Activities:
Payments for unproved oil and gas properties	(141,357)	(291,195)
Net Cash Used in Investing Activities	(141,357)	(291,195)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	408,350	615,600
Net Cash Provided by Financing Activities	408,350	615,600

Net increase (decrease) in cash	(78,001)	41,502
Cash at beginning of year	92,426	50,924
Cash at end of year	$14,425	$92,426

Supplemental Cash Flows Information
Cash paid for interest	$-	$-
Cash paid for income taxes and financing	$-	$-
Noncash investing activities:
Net change in asset retirement costs	$-	$15,616
Payable for purchase of oil and gas properties	$-	$55,932

See notes to the consolidated financial statements.

NORTH TEXAS ENERGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and Organization

North Texas Energy, Inc. ("the Company") was incorporated in the State of Nevada on January 12, 2011. The Company intends to focus on re-entering non-producing oil fields and re-starting production with new and existing wells. On February 25, 2011, the Company entered into a Purchase and Sale Agreement with Remington Oil & Gas, Inc. ("Remington") to acquire Remington's interest in an oil and gas lease in Upshur and Milam County, Texas along with wellhead equipment and certain lease obligations.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and include the accounts of the Company and those of its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

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

Oil and Gas Properties

The Company uses the full cost method of accounting for exploration and development activities as defined by the U.S. Securities and Exchange Commission ("SEC"). Under this method of accounting, the costs for unsuccessful, as well as successful, exploration and development activities are capitalized as oil and gas properties. Capitalized costs include lease acquisition, geological and geophysical work, delay rentals, costs of drilling, completing and equipping the wells and any internal costs that are directly related to acquisition, exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Proceeds from the sale or other disposition of oil and gas properties are generally treated as a reduction in the capitalized costs of oil and gas properties, unless the impact of such a reduction would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country.

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

Ceiling Test and Impairment

Under the full cost method of accounting, a ceiling test is performed each quarter for proved properties. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X. The ceiling test determines a limit, on a country-by-country basis, on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, amortization and impairment("DD&A") and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, calculated using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) with consideration of price change only to the extent provided by contractual arrangement, discounted at 10%, net of related tax effects. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated DD&A. The Company has no proved properties subject to the full cost ceiling test as of December 31, 2015.

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

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. At December 31, 2015 and 2014, the Company has recorded a 100% valuation allowance as management believes it is likely that no deferred tax assets will be realized.

At December 31, 2015, the Company had net operating loss carry forwards of approximately $1.2 million that will expire between 2031 through 2035.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options and warrants using the treasury stock and "if converted" method. For periods in which net losses are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect. As of December 31, 2015 and 2014, there were no potentially dilutive shares.

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

Recently Issued Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Note 3 - Going Concern

As shown in the accompanying financial statements, the Company has incurred losses from operations, has not generated significant revenue and has not secured continuous funding for the operation of its oil and gas producing activities. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition to the offering of securities for sale to the public, the management currently is searching for other short-term and long-term sources of liquidity for its producing operations.

Note 4 – Oil and Gas Properties, Full Cost Method

The Company's oil and gas properties at December 31, 2015 and 2014 are located in the State of Texas in the United States and are all in Milam County.

In 2014, the Company transferred $1,395,848 from costs subject to amortization to unproved properties as the wells were only producing insignificant volumes of crude oil.

During the year ended December 31, 2014, the Company added two additional oil and gas leases. The added leases contain a total of five wells.  The Company paid $6,133 and $8,720, respectively, as cash consideration for the acquisition of the leases.

On October 10, 2014, the Company entered into a lease agreement to lease an additional 221 acres in Milam County. The Company paid $11,083 for the additional lease and as of December 31, 2015, the Company has not execute the drilling permit.

For the years ended December 31, 2015 and 2014, the Company invested $141,357 and $235,263, respectively, in the development of its oil and gas infrastructure and wells and acquisition of new lease properties discussed above.

Note 5 – Accrued Lease Liabilities

The Company has an accrued lease liability to KADs Oil, Inc., the lessor of the Company's leases in both Upshur and Milam County, Texas. As a result of the Purchase and Sale Agreement with Remington, the Company assumed the leasehold obligation of $50,000. Payments are to be made when oil and gas is recovered and delivered to market at the rate of 25% of the sale price after all operating expenses. No payment has been made as of December 31, 2015.

On May 10, 2011, the Company entered into an oil, gas and mineral lease agreement for its oil and gas properties located in Milam County, Texas. Pursuant to the lease agreement, the Company will pay the lessor $15,881 for the lease which is recorded as an accrued leasehold liability on the Company's balance sheets at December 31, 2015 and 2014.

Note 6 – Asset Retirement Obligations

The following table provides a reconciliation of the changes in the estimated present value of asset retirement obligations.

	December 31, 2015	December 31, 2014

Beginning asset retirement obligations	$44,282	$25,844
Change of estimate	-	(2,645)
Addition	-	18,260
Accretion expense	-	2,823
Ending asset retirement obligations	$44,282	$44,282

Note 7 – Equity

During the year ended December 31, 2015, the Company issued 206,675 common shares for $413,350. The Company received $40,000 cash in 2014 for sale of 20,000 common shares which have not been issued. During the year ended December 31, 2014, the Company also issued 287,800 common shares for $575,600.

During the year ended December 31, 2015, two investors canceled their subscriptions of 5,000 common shares and returned the shares to the Company. The Company returned $5,000 previously received and recorded a stock payable of $5,000 for the amount to be returned.

Note 8 – Subsequent Events

Subsequent to December 31, 2015, the Company issued 174,000 common shares for $348,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an evaluation as of December 31, 2015 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in  Internal Control — Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "2013 COSO Framework"). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2015. Such conclusion reflects the lack of accounting experience of our now principal financial officer and a lack of segregation of duties.  Until we are able to remedy these material weaknesses, we are relying on third party consultants to assist with financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit smaller reporting companies to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Executive Officers

Our executive officers as of December 31, 2015, and their ages and positions as of that date, are as follows:

Name	Age	Position
Kevin Jones	56	Chairman, Chief Executive Officer and Director
Sanah Marah	40	Chief Financial Officer

Kevin Jones

Mr. Jones is the founder of North Texas Energy, Inc. and holds BS, MS degrees, and PhD (ABD) in Physics. For nearly two years, early 1997 through late 1999, Mr. Jones served as a risk project manager for SRS Technologies. In late 1999, Mr. Jones joined General Dynamics where he served as a project manager and later a program manager for various defense related programs until late 2009. In late 2009, Mr. Jones joined ManTech International where he served as a program manager until he began serving full time as the CEO of North Texas Energy, Inc. in March 2012. Mr. Jones began serving as the director of North Texas Energy, Inc. in January 2011. None of Mr. Jones' previous employers have any connection with North Texas Energy, Inc. He served as the initial Secretary for the Board of Directors of Remington Oil & Gas, Inc. for two months, January and February of 2010.

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

Sanah Marah

Mr. Sanah Marah Jr. has been a Finance and Accounting Professional for the last 14 years. He attended the prestigious University of London and holds a Business and Finance degree and also attended LeTourneau University and graduated with a B.A. Accounting. He is a practicing Chartered Management Accountant, or C.M.A.

For the past 6 years, he served in two professional roles in which he managed budgets and projects ranging from $100 million to $800 million. In 2009, Mr. Marah joined the Accounting Team at Greyhound Lines Inc.'s (First Group America FGA Parent Company) corporate office in Dallas, Texas where his main focus was Inventory Management for all the U.S. and Canadian Operations and currently holds the position of Senior Accountant. He effectively managed all aspects of U.S. and Canadian Operations area including, Fuel, Oil, Tires, Engine and Cores. Components of these included Bus Refurbishment Project costing close to $200 million including budget and cash flow projections and spending. Before joining Greyhound Lines Inc., Mr. Marah pursued his private practice and he consulted with several companies including, Ascent Capital Group and J.F. Entertainment. As a Finance Consultant, he performed all finance and accounting roles from payables, receivables, cash management, budgeting & forecasting, inventory management, merger and acquisitions, fixed assets management and payroll.

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

No Officer or Director has been or is subject to any legal proceeding as identified in Regulation S-K Item 401(f)

Item 11.  Executive Compensation.

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal years ended December 31, 2015 and 2014 to all individuals that served as our principal executive and principal financial officers or acted in a similar capacity for us at any time during the fiscal years ended December 31, 2015 and 2014.

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Award($)	Option Award($)	Non-Equity Incentive Plan($)	All Other Compensation ($)
Kevin Jones, CEO	2015	26,292	-	-	-	-	-
	2014	43,348	-	-	-	-	-
Sanah Marah, CFO	2015	1,000	-	-	-	-	-
	2014	1,000	-	-	-	-	-

SUMMARY COMPENSATION TABLE

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of June 28, 2016 by:

• each person or entity known by us to be the beneficial owner of more than 5% of our common stock;
• each of our directors and executive officers; and
• all of our directors and executive officers as a group.

Class of Stock	Name & Address of Owner	Number of Shares	Portion of Class (%)
Common	Kevin Jones, CEO and Director 5057 Keller Springs Road, Suite 300 Addison, Texas 75001	5,000,000	73.14%

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

There were no related party transactions during the years ended December 31, 2015 and 2014.

Item 14.  Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

	2015	2014

Audit Fees	$37,700	$46,165
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

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

Tax fees:     Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees:     Other services provided by our accountants.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

2.2	Purchase and Sales Agreement (Previously filed 2/23/2012)

3.1	Articles of Incorporation of North Texas Energy, Inc. (Previously filed 12/30/2011)

3.2	By-Laws of North Texas Energy, Inc. (Previously filed 12/30/2011)

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Reserve Report (Previously filed 6/22/2016

99.2	M W Balch Lease and New Diana Field 3-year EUR (Previously filed 5/16/2012)

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

* The XBRL related information in Exhibit 101 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Addison, State of Texas, on June 28, 2016.

NORTH TEXAS ENERGY, INC.

Signature	Title	Date

/s/ Kevin Jones	Chief Executive Officer and Director	June 28, 2016
Kevin Jones	(Principal Executive Officer)

/s/ Sanah Marah	Chief Financial Officer	June 28, 2016
Sanah Marah	(Principal Financial and Accounting Officer)