Form 10-Q
period 2016-03-31
North Texas Energy, Inc.
filed 2016-06-29
CIK 1514994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of June 29, 2016, 6,860,208 shares of common stock, $0.00001 par value per share, were outstanding.

 NORTH TEXAS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2016	2015
Assets
Current assets
Cash	$21,055	$14,425
Total current assets	21,055	14,425
Oil and gas properties, full cost method
Costs not being amortized	1,540,139	1,540,139
Accumulated depletion, depreciation and amortization	(2,934)	(2,934)
Total oil and gas properties	1,537,205	1,537,205

Total assets	$1,558,260	$1,551,630

Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities	$112,395	$116,784
Common stock payable	45,000	45,000
Accrued lease obligations	65,881	65,881
Total current liabilities	223,276	227,665

Asset retirement obligations	44,282	44,282
Total liabilities	267,558	271,947

Commitments and contingencies

Shareholders' equity
Common stock, $0.00001 par value, 100,000,000 shares authorized, 6,822,958 and 6,771,740 shares issued, respectively	68	68
Additional paid-in capital	3,648,954	3,595,454
Accumulated deficit	(2,358,320)	(2,315,839)
Total shareholders' equity	1,290,702	1,279,683

Total liabilities and shareholders' equity	$1,558,260	$1,551,630

See notes to the unaudited consolidated financial statements.

NORTH TEXAS ENERGY, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2016	2015
Revenues	$867	$7,418
Operating expenses:
Lease operating expense	2,700	5,131
Legal and professional fees	3,095	10,050
General and administrative expenses	37,553	57,894
Total operating expenses	43,348	73,075

Net loss	$(42,481)	$(65,657)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	6,782,116	6,488,248

See notes to the unaudited consolidated financial statements.

NORTH TEXAS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	For the Three Months Ended
	March 31,
	2016	2015

Cash Flows From Operating Activities:
Net loss	$(42,480)	$(65,657)
Adjustments to reconcile net loss to net cash used operating activities:
Changes in operating assets and liabilities:
Accounts receivable	-	(61)
Accounts payable and accrued liabilities	(4,390)	(26,162)
Net Cash Used in Operating Activities	(46,870)	(91,880)

Cash Flows From Investing Activities:
Payments for unproved oil and gas properties	-	(14,065)
Net Cash Used in Investing Activities	-	(14,065)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	53,500	105,500
Net Cash Provided by Financing Activities	53,500	105,500

Net increase (decrease) in cash	6,630	(445)
Cash at beginning of period	14,425	92,426
Cash at end of period	$21,055	$91,981

Supplemental Cash Flows Information:
Cash paid for interest	$-	$-
Cash paid for income taxes and financing	$-	$-
Noncash Investing Activities:
Net change in asset retirement obligations	$-	$-
Payable for purchase of oil and gas properties	$-	$-

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of North Texas Energy, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year ended December 31, 2015 have been omitted.

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

Oil and gas properties include costs that are excluded from capitalized costs being amortized. These amounts represent costs of investments in unproved properties. The Company excludes these costs on a country-by-country basis until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed annually to determine if impairment has occurred. The amount of any impairment is transferred to the costs subject to amortization. The Company currently only owns unproved properties. As of March 31, 2016, management believes that there is no impairment for the Company's unproved oil and gas properties.

Ceiling Test and Impairment

Under the full cost method of accounting, a ceiling test is performed each quarter for proved properties. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X. The ceiling test determines a limit, on a country-by-country basis, on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, amortization and impairment("DD&A") and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, calculated using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) with consideration of price change only to the extent provided by contractual arrangement, discounted at 10%, net of related tax effects. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated DD&A.  The Company has no proved properties subject to the full cost ceiling test as of March 31, 2016.

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
Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. At March 31, 2016 and December 31, 2015 the Company has recorded a 100% valuation allowance as management has no assurance that deferred tax assets will be realized.

At March 31, 2016, the Company had net operating loss carry forwards of approximately $1.2 million that will expire between 2031 through 2034.

Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options and warrants using the treasury stock and "if converted" method. For periods in which net losses are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect. For the three months ended March 31, 2016 and 2015, there are no potentially dilutive shares outstanding.

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

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements – Going Concern. The update provides U.S. GAAP guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this Update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the effects of ASU 2014-15 on the consolidated financial statements.

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

Note 4 – Accrued Lease Obligations

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

On May 10, 2011, the Company entered into an oil, gas and mineral lease agreement for its oil and gas properties located in Milam County, Texas. Pursuant to the lease agreement, the Company will pay the lessor $15,881 for the lease which is recorded as an accrued leasehold liability on the Company's balance sheets at March 31, 2016 and December 31, 2015.

Note 5 – Equity

During the quarter ended March 31, 2016, the Company issued 26,750 common shares for $53,500. During the year ended December 31, 2015, the Company issued 400,143 common shares for $356,961.

Note 6 – Subsequent Events

Subsequent to March 31, 2016, the Company issued 147,250 shares of common stock for $294,500.

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

Results of Operations

Three Months ended March 31, 2016 Compared to Three Months ended March 31, 2015

For the three months ended March 31, 2016 and 2015, the Company had net losses of $42,481 and $65,657, respectively.

Revenues

The total production value of the oil for the three months ended March 31, 2016, is $867 compared to a value of $7,418 for the three months ended March 31, 2015.

Operating Expenses

The Company lease operating expenses for the period were $2,700 and general operating expenses were $40,647 for the three months ended March 31, 2016 compared to $5,131 for lease operating expenses and $67,944 for general operating expense, respectively, for the three months ended March 31, 2015.

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

At March 31, 2016, our cash balance was $21,055.

Net cash used in operating activities was $46,870 for the three months ended March 31, 2016, compared to $91,880 or the three months ended March 31, 2015.  The change is mainly due to less payments made to the vendors and professionals during the current year.

Net cash used in investing activities was $0 for the three months ended March 31, 2016, compared to $14,065 for the three months ended March 31, 2015.  The change is mainly due to less drilling activities during the current period.

Net cash provided by financing activities during the three months ended March 31, 2016 was $53,500 compared to $105,500 for the three months ended March 31, 2015.  The change is mainly due the Company selling less shares of common stock in the current year.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e)) under the Exchange Act.Based on that evaluation, the certifying officers have concluded that, as of March 31, 2016, the disclosure controls and procedures in place were not effective as of the end of and for the period covered by this report due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended December 31, 2015.

Changes in internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not currently enjoined in any legal proceeding and no previous legal proceedings exist.

Item 1A.   Risk Factors

As a smaller reporting company, we are not required to provide disclosure under this Item 1A.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company made no sales of not-registered securities during the period December 31, 2014 to March 31, 2016.

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

North Texas Energy, Inc.
Date: June 29, 2016
By: /s/ Kevin Jones
Kevin Jones
Chief Executive Officer (Principal Executive Officer)

North Texas Energy, Inc.

Date: June 29, 2016	By: /s/ Sanah Marah, Jr.
Sanah Marah, Jr.
Chief Financial Officer (Principal Financial Officer)