Form 10-Q
period 2016-06-30
North Texas Energy, Inc.
filed 2016-08-23
CIK 1514994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 23, 2016, 6,835,740 shares of common stock, $0.00001 par value per share, were outstanding.

NORTH TEXAS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2016	2015
Assets
Current assets
Cash	$320,684	$14,425
Total current assets	320,684	14,425
Oil and gas properties, full cost method
Costs not being amortized	1,551,784	1,540,139
Accumulated depletion, depreciation and amortization	(2,934)	(2,934)
Total oil and gas properties	1,548,850	1,537,205

Total assets	$1,869,534	$1,551,630

Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities	$95,796	$116,784
Common stock payable	382,200	45,000
Accrued lease obligations	65,881	65,881
Total current liabilities	543,877	227,665

Asset retirement obligations	44,282	44,282
Total liabilities	588,159	271,947

Commitments and contingencies

Shareholders' equity
Common stock, $0.00001 par value, 100,000,000 shares authorized, 6,835,740 and 6,771,740 shares issued, respectively	69	68
Additional paid-in capital	3,723,453	3,595,454
Accumulated deficit	(2,442,147)	(2,315,839)
Total shareholders' equity	1,281,375	1,279,683

Total liabilities and shareholders' equity	$1,869,534	$1,551,630
NTE Balance
See notes to the unaudited consolidated financial statements.

NORTH TEXAS ENERGY, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$5,809	$3,507	$6,676	$10,925

Operating expenses:
Lease operating expenses	6,317	70,342	9,017	75,473
General and administrative expenses	53,673	79,496	91,226	137,390
Legal and professional fees	29,646	28,778	32,741	38,828
Total operating expenses	89,636	178,616	132,984	251,691
Net operating loss	(83,827)	(175,109)	(126,308)	(240,766)
Net loss	$(83,827)	$(175,109)	$(126,308)	$(240,766)

Loss per common share – basic and diluted	$(0.01)	$(0.03)	$(0.02)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	6,827,388	6,535,810	6,804,802	6,512,000

See notes to the unaudited consolidated financial statements.

NORTH TEXAS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	For the Six Months Ended
	June 30,
	2016	2015

Cash Flows From Operating Activities:
Net loss	$(126,308)	$(240,766)
Adjustments to reconcile net loss to net cash used operating activities:
Changes in operating assets and liabilities:
Stock issued for services	-	6,000
Accounts receivable	-	5,369
Accounts payable and accrued liabilities	(20,988)	44,278
Net Cash Used in Operating Activities	(147,296)	(185,119)

Cash Flows From Investing Activities:
Payments for unproved oil and gas properties	(11,645)	(98,645)
Net Cash Used in Investing Activities	(11,645)	(98,645)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	128,000	241,850
Proceeds from subscription of common stock	337,200	-
Net Cash Provided by Financing Activities	465,200	241,850

Net increase (decrease) in cash	306,259	(41,914)
Cash at beginning of period	14,425	92,426
Cash at end of period	$320,684	$50,512

Supplemental Cash Flows Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less. Periodically, the
Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance at June 30, 2016 was $70,684.

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

Oil and gas properties include costs that are excluded from capitalized costs being amortized. These amounts represent costs of investments in unproved properties. The Company excludes these costs on a country-by-country basis until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed annually to determine if impairment has occurred. The amount of any impairment is transferred to the costs subject to amortization. The Company currently only owns unproved properties. As of June 30, 2016, management believes that there is no impairment for the Company's unproved oil and gas properties.

Ceiling Test and Impairment

Under the full cost method of accounting, a ceiling test is performed each quarter for proved properties. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X. The ceiling test determines a limit, on a country-by-country basis, on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, amortization and impairment("DD&A") and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, calculated using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) with consideration of price change only to the extent provided by contractual arrangement, discounted at 10%, net of related tax effects. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated DD&A.  The Company has no proved properties subject to the full cost ceiling test as of June 30, 2016.

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

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. At June 30, 2016 and December 31, 2015 the Company has recorded a 100% valuation allowance as management has no assurance that deferred tax assets will be realized.

At June 30, 2016, the Company had net operating loss carry forwards of approximately $1.3 million that will expire between 2031 through 2034.

Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options and warrants using the treasury stock and "if converted" method. For periods in which net losses are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect. For the six months ended June 30, 2016 and 2015, there are no potentially dilutive shares outstanding.

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

Note 4 – Oil and Gas Properties

The Company's oil and gas properties at June 30, 2016 and December 31, 2015 were located adjacent to each other in the State of Texas in the United States and all in Milam County.

During the six months ended June 30, 2016, the Company invested $11,645 in the drilling of new wells.

Note 5 – Accrued Lease Obligations

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

On May 10, 2011, the Company entered into an oil, gas and mineral lease agreement for its oil and gas properties located in Milam County, Texas. Pursuant to the lease agreement, the Company will pay the lessor $15,881 for the lease which is recorded as an accrued leasehold liability on the Company's balance sheets at June 30, 2016 and December 31, 2015.

Note 6 – Equity

During the six months ended June 30, 2016, the Company issued 64,000 shares of common stock for cash of $128,000.

During the six months ended June 30, 2016, the Company received $337,200 for subscriptions of common stock. Shares for these subscriptions have not been issued yet.

Note 7 – Subsequent Events

Subsequent to June 30, 2016, the company received $7,150 for subscription of 3,575 shares of common stock.  These shares have not been issued.

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

Results of Operations

Three Months ended June 30, 2016 Compared to Three Months ended June 30, 2015

For the three months ended June 30, 2016 and 2015, the Company had net losses of $83,827 and $175,109, respectively.

Revenues

The total production value of the oil for the three months ended June 30, 2016, is $5,809 compared to a value of $3,507 for the three months ended June 30, 2015.

Operating Expenses

The Company's lease operating expenses were $6,317 and general operating expenses were $83,319 for the three months ended June 30, 2016 compared to $70,342 for lease operating expenses and $108,274 for general operating expense, respectively, for the three months ended June 30, 2015. The Company incurred more lease operating expenses due to repairing damages to the wells caused by severe weather conditions during the three months ended June 30, 2015. The Company also incurred more travel expense related to the trips the Company's management made to manage the wells and sell the Company's shares during the three months ended June 30, 2015.

Six Months ended June 30, 2016 Compared to Six Months ended June 30, 2015

For the six months ended June 30, 2016 and 2015, the Company had net losses of $126,308 and $240,766, respectively.

Revenues

The total production value of the oil for the six months ended June 30, 2016, is $6,676 compared to a value of $10,925 for the three months ended June 30, 2015.

Operating Expenses

The Company had lease operating expenses of $9,017 and general operating expenses of $123,967 for the six months ended June 30, 2016 compared to $75,473 and $176,218, respectively, for the six months ended June 30, 2015. The Company incurred more lease operating expenses due to repairing damages to the wells caused by severe weather conditions during the three months ended June 30, 2015. The Company also incurred more travel expense related to the trips the Company's management made to manage the wells and sell the Company's shares during the six months ended June 30, 2015.

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

At June 30, 2016, our cash balance was $320,684.

Net cash used in operating activities was $147,296 for the six months ended June 30, 2016, compared to net cash used in operating activities of $185,119 for the six months ended June 30, 2015.  The change is mainly due to less payments made to the vendors and professional during the current year.

Net cash used in investing activities was $11,645 for the six months ended June 30, 2016, compared to $98,645 for the six months ended June 30, 2015.  The change is mainly due to less drilling activities during the current period.

Net cash provided by financing activities during the six months ended June 30, 2016 was $465,200 compared to $241,850 for the six months ended June 30, 2015.  The change is mainly due the Company's receipt of $337,200 for subscriptions of common stock during the current period.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e)) under the Exchange Act.Based on that evaluation, the certifying officers have concluded that, as of June 30, 2016, the disclosure controls and procedures in place were not effective as of the end of and for the period covered by this report due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended December 31, 2015.

Changes in internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not currently enjoined in any legal proceeding and no previous legal proceedings exist.

Item 1A.   Risk Factors

As a smaller reporting company, we are not required to provide disclosure under this Item 1A.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company made no sales of not-registered securities during the period from December 31, 2014 to June 30, 2016.

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

North Texas Energy, Inc.
Date: August 23, 2016
By: /s/ Kevin Jones
Kevin Jones
Chief Executive Officer (Principal Executive Officer)

North Texas Energy, Inc.

Date: August 23, 2016	By: /s/ Sanah Marah, Jr.
Sanah Marah, Jr.
Chief Financial Officer (Principal Financial Officer)