Form 10-Q
period 2016-09-30
North Texas Energy, Inc.
filed 2016-12-23
CIK 1514994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of December 21, 2016, the Company had outstanding 7,010,165 shares of its common stock.

 NORTH TEXAS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2016	2015
Assets
Current assets
Cash	$233,721	$14,425
Total current assets	233,721	14,425
Oil and gas properties, full cost method
Costs not being amortized	1,582,683	1,540,139
Accumulated depletion, depreciation and amortization	(2,934)	(2,934)

Total oil and gas properties, full cost method	1,579,749	1,537,205

Total assets	$1,813,470	$1,551,630

Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities	$81,849	$116,784
Royalty payable	1,900	-
Common stock payable	40,500	45,000
Accrued lease obligations	65,881	65,881
Total current liabilities	190,130	227,665

Asset retirement obligations	44,282	44,282

Total liabilities	234,412	271,947

Commitments and contingencies

Shareholders' equity
Common stock, $0.00001 par value, 100,000,000 shares authorized, 7,010,165 and 6,771,740 shares issued, respectively	70	68
Additional paid-in capital	4,072,301	3,595,454
Accumulated deficit	(2,493,313)	(2,315,839)
Total shareholders' equity	1,579,058	1,279,683

Total liabilities and shareholders' equity	$1,813,470	$1,551,630

See notes to the unaudited consolidated financial statements.

NORTH TEXAS ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$8,374	$4,313	$15,050	$15,238

Operating expenses:
Lease operating expenses	6,707	13,293	15,724	88,766
Depletion and accretion	-	-	-	-
General and administrative expenses	44,583	65,085	135,809	202,475
Legal and professional fees	8,250	202,229	40,991	241,057
Total operating expenses	59,540	280,607	192,524	532,298
Net operating loss	(51,166)	(276,294)	(177,474)	(517,060)

Net loss	$(51,166)	$(276,294)	$(177,474)	$(517,060)

Basic and diluted loss per common share	$(0.01)	$(0.04)	$(0.03)	$(0.08)

Weighted average number of common shares outstanding - basic and diluted	6,835,740	6,648,005	6,815,190	6,558,059

See notes to the unaudited consolidated financial statements.

NORTH TEXAS ENERGY, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015

Cash flows from operating activities:
Net loss		$(177,474)	$(517,060)
Adjustments to reconcile net loss to net cash from operating activities:
Stock issued for services		-	206,000
Changes in operating assets and liabilities:
Accounts receivable		-	2,302
Accounts payable and accrued liabilities		(34,936)	40,137
Royalty payable		1,900	-
Net cash used in operating activities		(210,510)	(268,621)

Cash flows from investing activities:
Payments for proved oil and gas properties		(42,544)	(133,431)
Net cash used in investing activities		(42,544)	(133,431)

Cash flows from financing activities:
Proceeds from sales of common stock, net		476,850	326,850
Proceeds from subscription of common stock		(4,500)	-
Net cash provided by financing activities		472,350	326,850

Net increase (decrease) in cash		219,296	(75,202)
Cash at beginning of period		14,425	92,426
Cash at end of period		$233,721	$17,224

Supplemental cash flows information:
Cash paid for interest	$		$-
Cash paid for income taxes	$		$-

See notes to the unaudited consolidated financial statements.

NORTH TEXAS ENERGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Business and Organization

North Texas Energy, Inc. ("the Company") was incorporated in the State of Nevada on January 12, 2011. The Company intends to focus on re-entering non-producing oil fields and re-starting production with existing oil and gas wells. On February 25, 2011, the Company entered into a Purchase and Sale Agreement with Remington Oil & Gas, Inc. ("Remington") to acquire Remington's interest in an oil and gas lease in Milam County, Texas along with wellhead equipment and certain lease obligations.

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

Oil and gas properties include costs that are excluded from capitalized costs being amortized. These amounts represent costs of investments in unproved properties. The Company excludes these costs on a country-by-country basis until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed annually to determine if impairment has occurred. The amount of any impairment is transferred to the costs subject to amortization. The Company currently only owns unproved properties. As of September 30, 2016, management believes that there is no impairment for the Company's unproved oil and gas properties.

Ceiling Test and Impairment

Under the full cost method of accounting, a ceiling test is performed each quarter for proved properties. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X. The ceiling test determines a limit, on a country-by-country basis, on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, amortization and impairment("DD&A") and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, calculated using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) with consideration of price change only to the extent provided by contractual arrangement, discounted at 10%, net of related tax effects. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated DD&A.  The Company has no proved properties subject to the full cost ceiling test as of September 30, 2016.

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

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. At September 30, 2016 and December 31, 2015 the Company has recorded a 100% valuation allowance as management has no assurance that deferred tax assets will be realized.

At September 30, 2016, the Company had net operating loss carry forwards of approximately $1.4 million that will expire between 2031 through 2034.

Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options and warrants using the treasury stock and "if converted" method. For periods in which net losses are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect. For the nine months ended September 30, 2016 and 2015, there are no potentially dilutive shares outstanding.

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

Note 4 – Oil and Gas Properties

The Company's oil and gas properties at September 30, 2016 and December 31, 2015 were located adjacent to each other in the State of Texas in the United States and all in Milam County.

During the nine months ended September 30, 2016, the Company invested $42,544 in the reworking of existing wells.

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

On May 10, 2011, the Company entered into an oil, gas and mineral lease agreement for its oil and gas properties located in Milam County, Texas. Pursuant to the lease agreement, the Company will pay the lessor $15,881 for the lease which is recorded as an accrued leasehold liability on the Company's balance sheets at September 30, 2016 and December 31, 2015.

Note 6 – Equity

During the nine months ended September 30, 2016, the Company sold 238,425 shares of common stock for $476,850.

During the nine months ended September 30, 2016, the Company received $500 for subscriptions of common stock. Shares for these subscriptions have not been issued.

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

Results of Operations

Three Months ended September 30, 2016 Compared to Three Months ended September 30, 2015

For the three months ended September 30, 2016 and 2015, the Company had net losses of $51,166 and $276,294, respectively.

Revenues

The total net production value of the oil for the three months ended September 30, 2016 was $8,374 compared to a value of $4,313 for the three months ended September 30, 2015.

Operating Expenses

The Company had lease operating expenses of $6,707 and general operating expenses of $52,833 for the three months ended September 30, 2016 compared to $13,293 and $267,314, respectively, for the three months ended September 30, 2015. The Company incurred more lease operating expenses in 2015 due to repairing damaged wells caused by severe weather conditions during the three months ended September 30, 2015. The Company also incurred more travel expense in 2015 related to the trips the Company's management made to manage the wells and raise funding for the Company during the three months ended September 30, 2015.

Nine Months ended September 30, 2016 Compared to Nine Months ended September 30, 2015

For the nine months ended September 30, 2016 and 2015, the Company had net losses of $177,474 and $517,060, respectively.

Revenues

The total net production value of the oil for the nine months ended September 30, 2016 was $15,050 compared to a value of $15,238 for the nine months ended September 30, 2015.

Operating Expenses

The Company had lease operating expenses of $15,724 and general operating expenses of $176,800 for the nine months ended September 30, 2016 compared to $88,766 and $443,532, respectively, for the nine months ended September 30, 2015. The Company incurred more lease operating expense in 2015 due to repairing damaged wells caused by severe weather conditions during the nine months ended September 30, 2015. The Company also incurred more travel expense in 2015 related to the trips the Company's management made to manage the wells and raise funding for the Company during the nine months ended September 30, 2015.

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

At September 30, 2016, our cash balance was $233,721.

Net cash used in operating activities was $210,510 for the nine months ended September 30, 2016, compared to $268,621 for the nine months ended September 30, 2015.  The change is mainly due to the Company incurred more costs to vendors and professionals in the prior year.

Net cash used in investing activities was $42,544 for the nine months ended September 30, 2016, compared to $133,431 for the nine months ended September 30, 2015.  The change is mainly due to the Company spending less in drilling activities during 2016.

Net cash provided by financing activities during the nine months ended September 30, 2016 was $472,350 compared to $326,850 for the nine months ended September 30, 2015.  The change is mainly due to the Company raised more money by selling more shares of common stock in the current year.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, the certifying officers have concluded that, as of September 30, 2016, the disclosure controls and procedures in place were not effective as of the end of and for the period covered by this report due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended December 31, 2015.

Changes in internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not currently enjoined in any legal proceeding and no previous legal proceedings exist.

Item 1A.   Risk Factors

As a smaller reporting company, we are not required to provide disclosure under this Item 1A.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company made no sales of not-registered securities during the period from December 31, 2015 to September 30, 2016.

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

North Texas Energy, Inc.
Date: December 22, 2016
By: /s/ Kevin Jones
Kevin Jones
Chief Executive Officer (Principal Executive Officer)

North Texas Energy, Inc.

Date: December 22, 2016	By: /s/ Sanah Marah, Jr.
Sanah Marah, Jr.
Chief Financial Officer (Principal Financial Officer)