Form 10-K
period 2016-12-31
North Texas Energy, Inc.
filed 2017-09-29
CIK 1514994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2016
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant to submit and post such files.    [X] Yes    [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,   a smaller reporting company, or an emerging growth company . See the definitions of "large accelerated filer," "accelerated filer," "small reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):                     [ ] Yes   [X] No

As of September 29, 2017, 7,192,585 shares of common stock, $0.00001 par value per share, were outstanding.

PART I

Item 1.  Business.

Business Overview

North Texas Energy, Inc. ("NTE", "the Company", "we") is a non-traditional producer of crude oil. The Company acquires oil and gas leases with non-functioning wells and uses Enhanced Oil Recovery Methods ("EOR") to bring wells back into production. The Company currently holds oil and gas leases in Milam County, Texas of which it holds one-hundred percent of the working interest. In order to execute its business plan to recover the oil and gas reserves on its leased property, the Company prepared and filed an S-1 Registration Statement for the sale of two million shares of its common stock. The price of the common shares was set at $2.00 per share. The registration statement became effective on March 29, 2013. The sale of the common shares was conducted without an underwriter.

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

Properties

The Company has leased property in Milam County Texas. The lease consists of 21 productive wells at December 31, 2016 and started to produce crude oil since December 2013.  The lease also consists of three existing wells that the Company plans to use for injection. Because the Company currently has only insignificant production, none of the reserves were classified as proved as of December 31, 2016.

Oil and Gas Production, Production Prices and Production Costs

The following table sets forth certain information regarding the production volumes, average prices received and average production costs associated with our sales of gas and oil for each of the three years ended December 31, 2016:

	Year Ended December 31,
	2016	2015	2014
Net Production:
Oil (Bbls):
Milam County, Texas	1,080	747	1,062
Average oil sales price($ per Bbl):
Milam County, Texas	38.84	37.41	88.43
Average production costs ($ per Bbl):
Milam County, Texas	73.94	146.56	93.67

We categorize our reserves as unproved due to the current production levels.  Reserves will be categorized as proved when the production level increases.

Drilling and other Exploratory and Development Activities

The Company is an oil and gas producing company that currently has no exploration activities. The Company is an oil and gas producing company that attempts to produce crude oil from existing wells on its leased properties. Beginning in the first quarter in 2016, the Company activated new leases, drilled and applied new drilling and recovery technology to its efforts in recovering the estimated reserves in its leased properties.

Present Activities

The Company plans to activate new leases in 2017 to improve and expand production. As of December 31, 2016, the Company had refurbished a total of 43 wells and has a total of 21 productive wells on its properties. The extensive petroleum engineering and geological analyze enabled the Company to achieve its goal of consistent production from paraffin restricted oil wells.

Delivery Commitments

The Company has no contractual commitments to deliver or sell any oil or gas production from its leased oil and gas properties as of the date of this report or at December 31, 2016.

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

Development Plans

Our plan is to significantly expand oil production and revenues in the near future. We will expand our lease holding beyond the current 682 acres that are being operated. The Company has devoted considerable resource to conducting the necessary petroleum engineering and geological analyze necessary to underhand and efficiently produce this reservoir. We have begun our first phase of production expansion. In the coming months, we will implement more comprehensive production methods that will enable significant increases of our daily oil production.

Employees

As of September 29, 2017, we have 1 full-time employee and 1 part-time employee. The employees are not covered by a collective bargaining agreement, and we do not anticipate that any of our future employees will be covered by such agreements. We engage consultants on an as-needed basis for operation.

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

Item 2.  Properties.

The Company has oil and gas leases in Milam County, Texas on which it is producing crude oil. As of December 31, 2016, the Company has 60 wells on its properties in Milam County including 39 unproductive wells. The Company's leases cover 682 well acres.

In its Petroleum Engineer's Report dated December 31, 2016 the Company is reporting; Probable Undeveloped and Non-producing reserves of approximately 168,634 stock tank barrels, Possible Undeveloped Non-Producing reserves of approximately 3,521,307 stock tank barrels. The Company has no proved reserves as of December 31, 2016.

Item 3.  Legal Proceedings.

The Company is not a party to nor is it aware of any significant legal proceeding that would negatively affect its operation or financial condition.

Item 4. Mine Safety Disclosures

The Company has no disclosures responsive to this item 4.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters

Market Information

The Company's registration statement of its common stock for sale became effective on March 29, 2013. The Company did not employ an underwriter to assist it in the sale of the common shares. The shares were sold by and through the Company's CEO, Kevin Jones.

During the year ended December 31, 2016, the Company has sold and issued common stock to private parties totaling 243,425 common shares of registered stock for a total of $486,850. All of the sales were made on the efforts of the Company's CEO, Kevin Jones, with private parties. There is no ready public trading market for the Company's common shares. The Company has not listed its shares for sale on any stock exchange as of the date of this report. So, there is no method of trading electronically for the shares. However, the Company intends to seek a market maker and file the necessary documents to meet the necessary requirements to obtain a listing and develop a public market for its common stock as well as make arrangements for electronic trading of the shares. Until that time no public market for trading of the Company's stock exists.

Holders

As of September 29, 2017, there were approximately 268 shareholders of record of our common stock.

Dividends

No dividends were paid during the years ended December 31, 2016 and 2015. The payment of future cash dividends will depend upon, among other things, our financial condition, funds from operations, the level of our capital and development expenditures, our future business prospects, contractual restrictions and any other factors considered relevant.

Recent sales of unregistered securities
During the year ended December 31, 2013, the Company sold 1,500 shares to an individual for $1,500 cash. From March 30, 2016 to September 29, 2017, the Company sold 329,095 shares for $658,190 cash and issued 65,000 shares for services.
Item 6.  Selected Financial Data.

As a Smaller Reporting Company the Company is not required to make disclosures related to this item 6.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

North Texas Energy, Inc. is in its exploration stage. The results of operations show how capital intensive and profitless the oil and gas production business is at start up. The progress so far has been limited by severely limited access to working capital. One of the most important economic factors in the U.S economy is the successful exploration and production of crude oil and natural gas. North Texas Energy, Inc. is committing its business and resources to the production of crude oil that remains in geological formations in oil fields that have been previously explored and have produced significant amounts of crude oil already. Data and research produced by the Department of Energy indicates that additional significant reserves of crude oil and natural gas remain in fields that were once productive in the past. In recent years and with the price of crude oil steady at about seventy-four dollars per barrel (since 2008), new production methods have emerged as cost-effective in recovering the substantial remaining oil that has not been recovered using standard methods. North Texas Energy, Inc. entered into the business of recovering oil in previously drilled and producing fields in 2009 by acquiring oil and natural gas leases in north Texas. The Company's predecessor operated in year 2010 for a short period of time. During that time, the Company had access to private capital from sales of common stock to shareholders. The capital from investment by private shareholders was limited and sales were terminated late in 2010. The funds invested at that time were used mainly to begin the process of refurbishing wells and preparing well head installations for re-use. The short operations history shows that without on-going sources of working capital, the initial cost of getting wells and drill bores functional to begin the process of recovering oil that remains in the geological formation will not be met and significant delays in recovering the remaining oil would occur.

Results of Operations

For the year ended December 31, 2016, the Company had a net loss of $300,419 compared to a net loss of $562,626 for the year ended December 31, 2015.

Revenues

For the years ended December 31, 2016 and 2015, the Company had revenues of $32,518 and $21,578, respectively, from the sales of crude oil. The reason for the increase is because the Company restarted operating the wells which were shut down during 2015 due to damages caused by the severe weather conditions. Additionally, the Company brought several additional wells into production during the last quarter of 2016.

Operating expenses

For the year ended December 31, 2016, the Company had an operating expenses of $332,937 compared to $584,204 for the year ended December 31, 2015. For the years ended December 31, 2016 and 2015, the Company has lease operating expense of $79,859 and $109,482, respectively. The decrease of lease operating expense is mainly because the Company had to do some repairs due to the flooding in the area in 2015. For the years ended December 31, 2016 and 2015, the Company has legal and professional fees of $53,689 and $237,351, respectively. The decrease in legal and professional expense was mainly due to the decrease of stock-based compensation related to the issuance of 103,000 common shares to obtain geographical maps and professional services in 2015. For the years ended December 31, 2016 and 2015, the Company has general and administrative expenses of $186,126 and $237,371, respectively. The Company incurred more travel expense related to the trips the Company's management made to manage the wells and sell the Company's shares in 2015.

Liquidity

The Company began selling its common shares in accordance with its registration statement which became effective on March 29, 2013. The registration statement expired on March 29, 2016. The Company will continue to sell shares in private placements as allowed and use those funds for the further development of its oil and gas properties. The Company believes that it can continue to sell its common stock and use those funds as well as the funds it generates from crude oil production to continue its operations.

The Company has no immediate sources of debt or equity funding that is not related to the offering of its shares. The Company believes it can avoid accumulating debt or using other non-traditional forms of financing to provide liquidity.

At December 31, 2016, our cash and cash equivalents balance was $74,751.

Net cash used in operating activities was $335,201 for the year ended December 31, 2016, compared to $344,994 for the year ended December 31, 2015. The change is mainly due to less expenses occurred during the current year.

Net cash used in investing activities was $91,323 for the year ended December 31, 2016, compared to $141,357 for the year ended December 31, 2015. The Company made less payments to develop oil and gas properties in 2016.

Net cash provided by financing activities for the year ended December 31, 2016 was $486,850 compared to $408,350 for the year ended December 31, 2015.  During the year ended December 31, 2016 and 2015, the Company received proceeds from sale of common stock of $482,350 and $403,350, respectively.

Without additional investment capital from shareholders or other sources, the Company has no short-term source of liquidity. In order to bring wells on-line and produce crude oil to bring to market, significant amounts of working capital will be needed to continue. Accordingly, the Company plans to systematically bring wells on-line that have the greatest initial production possibility as capital is available. The Company's illiquid financial position could cause it to not be able to start producing oil in the near future unless working capital from the offering or some other source of short-term liquidity is developed.

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

Trends

In 2017, the Company plans to accelerate production and revenue growth. The increased production will be accomplished by establishing consistent production on several newly activated leases.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2016.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date. In April 2016, the FASB issued guidance to clarify the implementation guidance on identifying performance obligations and the accounting for licenses of intellectual property, with the same deferred effective date. In May 2016, the FASB issued guidance rescinding SEC paragraphs related to revenue recognition, pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force meeting. In May 2016, the FASB also issued guidance to clarify the implementation guidance on assessing collectability, presentation of sales tax, noncash consideration, and contracts and contract modifications at transition, with the same effective date. The Company is currently evaluating the impact, if any, that this guidance will have on the financial statements. Because the Company does not have existing significant revenue arrangements, management believes the impact of adoption will not be material to its financial statements.

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
Addison, Texas

We have audited the accompanying consolidated balance sheets of North Texas Energy, Inc. as of December 31, 2016 and 2015, and the related statements of operations, shareholders' equity and cash flows for each of the years then ended. North Texas Energy, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Texas Energy, Inc. as of December 31, 2016 and 2015 and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that North Texas Energy, Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, North Texas Energy, Inc. has suffered losses from operations and has not secured sufficient funding for its operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC
GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

September 29, 2017

NORTH TEXAS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
Assets
Current assets
Cash	$74,751	$14,425
Accounts receivable, net	5,735	-
Total current assets	80,486	14,425
Oil and gas properties, full cost method
Costs not being amortized	1,787,420	1,540,139
Accumulated depletion, depreciation and amortization	(2,934)	(2,934)
Total oil and gas properties	1,784,486	1,537,205

Total assets	$1,864,972	$1,551,630

Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities	$77,674	$116,784
Common stock payable	40,500	45,000
Accrued lease liabilities	65,881	65,881
Royalty Payable	1,300	-
Total current liabilities	185,355	227,665

Asset retirement obligations	213,503	44,282
Total liabilities	398,858	271,947

Commitments and contingencies

Shareholders' equity
Common stock, $0.00001 par value, 100,000,000 shares authorized, 7,015,165 and 6,771,740 shares issued, respectively	70	68
Additional paid-in capital	4,082,302	3,595,454
Accumulated deficit	(2,616,258)	(2,315,839)
Total shareholders' equity	1,466,114	1,279,683

Total liabilities and shareholders' equity	$1,864,972	$1,551,630

See notes to the consolidated financial statements.

 NORTH TEXAS ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2016	2015
Revenues	$32,518	$21,578
Operating expenses:
Lease operating expense	79,859	109,482
Depletion and accretion	13,263	-
Legal and professional fees	53,689	237,351
General and administrative expenses	186,126	237,371
Total operating expenses	332,937	584,204

Net loss	$(300,419)	$(562,626)

Basic and diluted loss per common share	$(0.04)	$(0.09)

Weighted average number of common shares outstanding - basic and diluted	6,872,634	6,606,102

See notes to the consolidated financial statements.

NORTH TEXAS ENERGY, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2014	6,467,065	$65	$2,986,107	$(1,753,213)	$1,232,959

Issuance of common stock for cash	206,675	2	413,348	-	413,350

Shares cancelled	(5,000)	-	(10,000)	-	(10,000)

Shares issued for services	103,000	1	205,999	-	206,000

Net loss	-	-	-	(562,626)	(562,626)

Balance, December 31, 2015	6,771,740	68	3,595,454	(2,315,839)	1,279,683

Issuance of common stock for cash	243,425	2	486,848	-	486,850

Net loss	-	-	-	(300,419)	(300,419)

Balance, December 31, 2016	7,015,165	$70	$4,082,302	$(2,616,258)	$1,466,114

See notes to the consolidated financial statements.

NORTH TEXAS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2016	2015

Cash Flows From Operating Activities:
Net loss	$(300,419)	$(562,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion and accretion	13,263	-
Shares issued for services	-	206,000
Changes in operating assets and liabilities:
Accounts receivable	(5,735)	5,369
Accounts payable and accrued liabilities	(43,610)	6,263
Royalty payable	1,300	-
Net Cash Used in Operating Activities	(335,201)	(344,994)

Cash Flows From Investing Activities:
Payments for unproved oil and gas properties	(91,323)	(141,357)
Net Cash Used in Investing Activities	(91,323)	(141,357)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	486,850	408,350
Net Cash Provided by Financing Activities	486,850	408,350

Net increase (decrease) in cash	60,326	(78,001)
Cash at beginning of year	14,425	92,426
Cash at end of year	$74,751	$14,425

Supplemental Cash Flows Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Noncash investing activities:
Asset retirement costs capitalized	$150,949	$-
Change in estimate for asset retirement obligations	$5,009	$-

See notes to the consolidated financial statements.

NORTH TEXAS ENERGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and Organization

North Texas Energy, Inc. ("the Company") was incorporated in the State of Nevada on January 12, 2011. The Company intends to focus on re-entering non-producing oil fields and re-starting production with new and existing wells located in Milam County, Texas.

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

Ceiling Test and Impairment

Under the full cost method of accounting, a ceiling test is performed each quarter for proved properties. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X. The ceiling test determines a limit, on a country-by-country basis, on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, amortization and impairment("DD&A") and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, calculated using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) with consideration of price change only to the extent provided by contractual arrangement, discounted at 10%, net of related tax effects. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated DD&A. The Company has no proved properties subject to the full cost ceiling test as of December 31, 2016.

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

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. At December 31, 2016 and 2015, the Company has recorded a 100% valuation allowance as management believes it is likely that no deferred tax assets will be realized.

At December 31, 2016, the Company had net operating loss carry forwards of approximately $1.5 million that will expire between 2031 through 2036.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options and warrants using the treasury stock and "if converted" method. For periods in which net losses are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect. As of December 31, 2016 and 2015, there were no potentially dilutive shares.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date. In April 2016, the FASB issued guidance to clarify the implementation guidance on identifying performance obligations and the accounting for licenses of intellectual property, with the same deferred effective date. In May 2016, the FASB issued guidance rescinding SEC paragraphs related to revenue recognition, pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force meeting. In May 2016, the FASB also issued guidance to clarify the implementation guidance on assessing collectability, presentation of sales tax, noncash consideration, and contracts and contract modifications at transition, with the same effective date. The Company is currently evaluating the impact, if any, that this guidance will have on the financial statements. Because the Company does not have existing significant revenue arrangements, management believes the impact of adoption will not be material to its financial statements.

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

Note 4 – Oil and Gas Properties, Full Cost Method

The Company's oil and gas properties at December 31, 2016 and 2015 are located in the State of Texas in the United States of America and are all in Milam County.

During the year ended December 31, 2016, the Company added three additional oil and gas leases. The added leases contain a total of 23 wells.
For the years ended December 31, 2016 and 2015, the Company invested $91,323 and $141,357, respectively, in the development of its oil and gas infrastructure and wells and acquisition of new lease properties discussed above.

Note 5 – Accrued Lease Liabilities

The Company has an accrued lease liability to KADs Oil, Inc., the lessor of the Company's leases in Milam County, Texas. As a result of the Purchase and Sale Agreement with Remington, the Company assumed the leasehold obligation of $50,000. Payments are to be made when oil and gas is recovered and delivered to market at the rate of 25% of the sale price after all operating expenses. No payment has been made as of December 31, 2016.

On May 10, 2011, the Company entered into an oil, gas and mineral lease agreement for its oil and gas properties located in Milam County, Texas. Pursuant to the lease agreement, the Company will pay the lessor $15,881 for the lease which is recorded as an accrued leasehold liability on the Company's balance sheets at December 31, 2016 and 2015. No payment has been made as of December 31, 2016.

Note 6 – Asset Retirement Obligations

The following table provides a reconciliation of the changes in the estimated present value of asset retirement obligations.

	December 31, 2016	December 31, 2015

Beginning asset retirement obligations	$44,282	$44,282
Change of estimate	5,009	-
Addition	150,949	-
Accretion expense	13,263	-
Ending asset retirement obligations	$213,503	$44,282

Note 7 – Equity

During the year ended December 31, 2016, the Company issued 243,425 common shares for $486,850. During the year ended December 31, 2015, the Company issued 206,675 common shares for $413,350.

During the year ended December 31, 2015, two investors canceled their subscriptions of 5,000 common shares and returned the shares to the Company. The Company returned $10,000 previously received.

As of December 31, 2016 and 2015, the Company has stock payable of $40,500 and $45,000, respectively, for shares subscribed but not issued.

Note 8 – Commitments and Contingencies

On September 21, 2016, the Securities and Exchange Commission declared effective a registration statement that the Company had filed for shelf offering. The registration statement on Form S-1 filed on December 1, 2011 went effective on March 29, 2013 and expired on March 29, 2016. From March 30, 2016 until the date of this report, the Company sold 394,095 shares pursuant to Rule 506(b) in private placements, which the Company believes it would qualify for a Section 4(a) (2) exemption. The Company filed a Form D on November 18, 2016 to report the private offering of restricted securities. The private placements may have violated Section 5 of the Securities Act of 1933, as amended, and, as a result, regulatory authorities could take the position that the Company violated applicable Federal and State securities laws and, as a result, impose penalties and that the purchasers of those shares may have rescission rights or claims for damages.

Note 9 – Subsequent Events

Subsequent to December 31, 2016, the Company issued 184,920 common shares for $239,840.
Subsequent to December 31, 2016, the Company canceled 7,500 common shares that was returned to the Company. The Company returned $15,000 previously received.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an evaluation as of December 31, 2016 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in  Internal Control — Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "2013 COSO Framework"). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2016 Such conclusion reflects the lack of accounting experience of our now principal financial officer, the lack of design and implementation of internal controls, and a lack of segregation of duties.  Until we are able to remedy these material weaknesses, we are relying on third party consultants to assist with financial reporting.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the year of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
Executive Officers

Our executive officers as of December 31, 2016, and their ages and positions as of that date, are as follows:

Name	Age	Position
Kevin Jones	57	Chairman, Chief Executive Officer and Director
Sanah Marah	41	Chief Financial Officer

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

No Officer or Director has been or is subject to any legal proceeding as identified in Regulation S-K Item 401(f)

Item 11.  Executive Compensation.

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal years ended December 31, 2016 and 2015 to all individuals that served as our principal executive and principal financial officers or acted in a similar capacity for us at any time during the fiscal years ended December 31, 2016 and 2015.

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Award($)	Option Award($)	Non-Equity Incentive Plan($)	All Other Compensation ($)
Kevin Jones, CEO	2016	27,385	-	-	-	-	-
	2015	26,292	-	-	-	-	-
Sanah Marah, CFO	2016	-	-	-	-	-	-
	2015	1,000	-	-	-	-	-

SUMMARY COMPENSATION TABLE

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of September 29, 2017 by:

• each person or entity known by us to be the beneficial owner of more than 5% of our common stock;
• each of our directors and executive officers; and
• all of our directors and executive officers as a group.

Class of Stock	Name & Address of Owner	Number of Shares	Portion of Class (%)
Common	Kevin Jones, CEO and Director 5057 Keller Springs Road, Suite 300 Addison, Texas 75001	5,000,000	69.52%

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

There were no related party transactions during the years ended December 31, 2016 and 2015.

Item 14.  Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

	2016	2015

Audit Fees	$32,545	$37,700
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

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

Tax fees:     Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees:     Other services provided by our accountants.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

2.2	Purchase and Sales Agreement (Previously filed 2/23/2012)

3.1	Articles of Incorporation of North Texas Energy, Inc. (Previously filed 12/30/2011)

3.2	By-Laws of North Texas Energy, Inc. (Previously filed 12/30/2011)

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Reserve Report (Previously filed 6/22/2017)

99.2	M W Balch Lease and New Diana Field 3-year EUR (Previously filed 5/16/2012)

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Addison, State of Texas, on September 26, 2017.

NORTH TEXAS ENERGY, INC.

Signature	Title	Date

/s/ Kevin Jones	Chief Executive Officer and Director	September 29, 2017
Kevin Jones	(Principal Executive Officer)

/s/ Sanah Marah	Chief Financial Officer	September 29, 2017
Sanah Marah	(Principal Financial and Accounting Officer)