Form 10-Q
period 2017-03-31
North Texas Energy, Inc.
filed 2017-09-29
CIK 1514994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ❒	Accelerated filer ❒
Non-accelerated filer ❒	Smaller reporting company ☒
Emerging growth company ❒

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

 NORTH TEXAS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2017	2016
Assets
Current assets
Cash	$19,405	$74,751
Accounts receivable, net	8,718	5,735
Total current assets	28,123	80,486
Oil and gas properties, full cost method
Costs not being amortized	1,926,822	1,787,420
Accumulated depletion, depreciation and amortization	(2,934)	(2,934)
Total oil and gas properties, full cost method	1,923,888	1,784,486

Total assets	$1,952,011	$1,864,972

Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities	$79,374	$77,674
Royalty payable	1,300	1,300
Common stock payable	40,500	40,500
Accrued lease obligations	65,881	65,881
Total current liabilities	187,055	185,355

Asset retirement obligations	213,503	213,503

Total liabilities	400,558	398,858

Commitments and contingencies

Shareholders' equity
Common stock, $0.00001 par value, 100,000,000 shares authorized, 7,097,665 and 7,015,165 shares issued, respectively	71	70
Additional paid-in capital	4,247,301	4,082,302
Accumulated deficit	(2,695,919)	(2,616,258)
Total shareholders' equity	1,551,453	1,466,114

Total liabilities and shareholders' equity	$1,952,011	$1,864,972

See notes to the unaudited consolidated financial statements.

NORTH TEXAS ENERGY, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2017	2016
Revenues	$15,117	$867
Operating expenses:
Lease operating expense	28,682	2,700
Legal and professional fees	11,200	3,095
General and administrative expenses	54,896	37,533
Total operating expenses	94,778	43,328

Net loss	$(79,661)	$(42,481)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	7,025,221	6,782,116

See notes to the unaudited consolidated financial statements.

NORTH TEXAS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	For the Three Months Ended
	March 31,
	2017	2016

Cash Flows From Operating Activities:
Net loss	$(79,661)	$(42,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(2,983)	-
Accounts payable and accrued liabilities	1,700	(4,389)
Net Cash Used in Operating Activities	(80,944)	(46,870)

Cash Flows From Investing Activities:
Payments for unproved oil and gas properties	(9,402)	-
Net Cash Used in Investing Activities	(9,402)	-

Cash Flows From Financing Activities:
Proceeds from sale of common stock	35,000	53,500
Net Cash Provided by Financing Activities	35,000	53,500

Net increase (decrease) in cash	(55,346)	6,630
Cash at beginning of period	74,751	14,425
Cash at end of period	$19,405	$21,055

Supplemental Cash Flows Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash Investing Activities:
Issuance of shares for oil and gas properties	$130,000	$-

See notes to the unaudited consolidated financial statements.

NORTH TEXAS ENERGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Business and Organization

North Texas Energy, Inc. ("the Company") was incorporated in the State of Nevada on January 12, 2011. The Company intends to focus on re-entering non-producing oil fields and re-starting production with existing oil and gas well located in Milam County, Texas.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of North Texas Energy, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year ended December 31, 2016 have been omitted.

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

Oil and gas properties include costs that are excluded from capitalized costs being amortized. These amounts represent costs of investments in unproved properties. The Company excludes these costs on a country-by-country basis until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed annually to determine if impairment has occurred. The amount of any impairment is transferred to the costs subject to amortization. The Company currently only owns unproved properties. As of March 31, 2017, management believes that there is no impairment for the Company's unproved oil and gas properties.

Ceiling Test and Impairment

Under the full cost method of accounting, a ceiling test is performed each quarter for proved properties. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X. The ceiling test determines a limit, on a country-by-country basis, on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, amortization and impairment("DD&A") and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, calculated using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) with consideration of price change only to the extent provided by contractual arrangement, discounted at 10%, net of related tax effects. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated DD&A.  The Company has no proved properties subject to the full cost ceiling test as of March 31, 2017.

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

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. At March 31, 2017 and December 31, 2016 the Company has recorded a 100% valuation allowance as management has no assurance that deferred tax assets will be realized.

At March 31, 2017, the Company had net operating loss carry forwards of approximately $1.6 million that will expire between 2031 through 2037.

Net Loss Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options and warrants using the treasury stock and "if converted" method. For periods in which net losses are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect. For the three months ended March 31, 2017 and 2016, there are no potentially dilutive shares outstanding.

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

On May 10, 2011, the Company entered into an oil, gas and mineral lease agreement for its oil and gas properties located in Milam County, Texas. Pursuant to the lease agreement, the Company will pay the lessor $15,881 for the lease which is recorded as an accrued leasehold liability on the Company's balance sheets at March 31, 2017 and December 31, 2016.

Note 5 – Commitments and Contingencies

On September 21, 2016, the Securities and Exchange Commission declared effective a registration statement that the Company had filed for shelf offering. The registration statement on Form S-1 filed on December 1, 2011 went effective on March 29, 2013 and expired on March 29, 2016. From March 30, 2016 until the date of this report, the Company sold 329,095 shares pursuant to Rule 506(b) in private placements, which the Company believes it would qualify for a Section 4(a) (2) exemption. The Company filed a Form D on November 18, 2016 to report the private offering of restricted securities. The private placements may have violated Section 5 of the Securities Act of 1933, as amended, and, as a result, regulatory authorities could take the position that the Company violated applicable Federal and State securities laws and, as a result, impose penalties and that the purchasers of those shares may have rescission rights or claims for damages.

 Note 6 – Equity

During the quarter ended March 31, 2017, the Company issued 17,500 common shares for $35,000.

During the quarter ended March 31, 2017, the Company issued 65,000 common shares for geological services. The Company recorded $130,000 addition to its oil and gas properties based on the fair value of the shares issued on the grant date.

As of March 31, 2017 and December 31, 2016, the Company has stock payable of $40,500 for shares subscribed but not issued.

Note 7 – Subsequent Events

Subsequent to March 31, 2017, the Company issued 102,720 shares of common stock for $205,440.

Subsequent to March 31, 2017, the Company canceled 7,500 common shares that were returned to the Company. The Company agreed to return $15,000 previously received from the investor.

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

Results of Operations

Three Months ended March 31, 2017 Compared to Three Months ended March 31, 2016

For the three months ended March 31, 2017 and 2016, the Company had net losses of $79,661 and $42,481, respectively.

Revenues

For the three months ended March 31, 2017 and 2016, the Company had revenues of $15,117 and $867, respectively, from the sales of crude oil. The reason for the increase is because the Company restarted operating the wells which were shut down in the prior period due to damages caused by the severe weather conditions. Additionally, the Company brought several additional wells into production during the last quarter of 2016.

Operating expenses

For the three months ended March 31, 2017, the Company had an operating expenses of $94,778 compared to $43,328 for the three months ended March 31, 2016. For the three months ended March 31, 2017 and 2016, the Company has lease operating expense of $28,682 and $2,700, respectively. The increase of lease operating expense is mainly because the Company had more activities in 2017. For the three months ended March 31, 2017 and 2016, the Company has legal and professional fees of $11,200 and $3,095, respectively. The increase in legal and professional expense was mainly due to the increase of professional services in 2017. For the three months ended March 31, 2017 and 2016, the Company has general and administrative expenses of $54,896 and $37,553, respectively. The Company incurred more travel expense related to the trips the Company's management made to manage the wells and sell the Company's shares in 2017.

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

At March 31, 2017, our cash and cash equivalents balance was $19,405.

Net cash used in operating activities was $80,944 for the three months ended March 31, 2017, compared to $46,870 for the three months ended March 31, 2016.  The change is mainly due to more expenses occurred during the current period.

Net cash used in investing activities was $9,402 for the three months ended March 31, 2017, compared to $0 for the three months ended March 31, 2016.  The change is mainly due to more drilling activities during the current period.

Net cash provided by financing activities during the three months ended March 31, 2017 was $35,000 compared to $53,500 for the three months ended March 31, 2016.  The change is mainly due the Company selling less shares of common stock in the current period.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, the certifying officers have concluded that, as of March 31, 2017, the disclosure controls and procedures in place were not effective as of the end of and for the period covered by this report due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended December 31, 2016.

Changes in internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

North Texas Energy, Inc.
Date: September 29, 2017
By: /s/ Kevin Jones
Kevin Jones
Chief Executive Officer (Principal Executive Officer)

North Texas Energy, Inc.

Date: September 29, 2017	By: /s/ Sanah Marah, Jr.
Sanah Marah, Jr.
Chief Financial Officer (Principal Financial Officer)